Form 10-K
period 1993-12-31
ENVIROSOURCE INC
filed 1994-03-25
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                             FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1993

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 1-1363


                        ENVIROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)


          Delaware                          34-0617390
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)        Identification No.)


Five High Ridge Park, P.O. Box 10309, Stamford, CT  06904-2309
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:
          (203) 322-8333


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
          Title of each class                which registered

       Common Stock, par value $.05     The Pacific Stock Exchange
         per share                        Incorporated


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $113,772,905 as of March 21, 1994(1).

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on March 21, 1994 was 40,055,759.






- -------------------------
(1) The market value of the Company's Class G Preferred Stock is calculated as of March 4, 1994.

                             PART I

Item 1.   Business.

THE COMPANY

     EnviroSource, Inc. (the "Company") supplies industrial customers with long-term, specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. The Company's principal business units are International Mill Service, Inc. ("IMS"), a leader in metals reclamation and slag recycling for the steel industry, IMSAMET, an aluminum reclamation and recycling company, Envirosafe Services, Inc. ("Envirosafe"), a hazardous waste treatment and disposal company, and Conversion Systems, Inc. ("CSI"), a waste stabilization company.

     IMS and IMSAMET constitute the Industrial Environmental Services segment, and Envirosafe and CSI constitute the Treatment and Disposal Services segment. With the exception of its IMSAMET joint ventures, the Company conducts its operations exclusively through its subsidiaries. References herein to the Company include its subsidiaries as well as its Ohio predecessor, NEOAX, Inc., except where the context requires otherwise. "Note" references herein are to Notes to Consolidated Financial Statements appearing elsewhere in this Report.

DEVELOPMENT OF THE COMPANY

     The Company's predecessor was originally incorporated in Ohio in 1915 as White Motor Corporation. Its name was changed to Northeast Ohio Axle, Inc. when it emerged from reorganization proceedings in 1983 and was changed again in May 1986 to NEOAX, Inc. ("NEOAX"). In June 1987, NEOAX reincorporated in Delaware.
On November 14, 1989, the Company changed its name to EnviroSource,
Inc.

     EnviroSource's present business units originally represented a portion of the operations of IU International Corporation ("IU"). Early in 1988, the Company acquired IU with the goal of establishing a substantial operating company centered primarily on IMS's stable and growing steel industry business relationships and prospects. Between March 1988 and the end of 1991, the Company disposed of all the businesses it had owned prior to the IU acquisition and virtually all of IU's operations and assets other than IMS, IMSAMET, Envirosafe and CSI, completing its transformation into an environmental services company. See Notes
H and M for additional information regarding the development of the Company.

     The 1993 recapitalization described below completed the refinancing of the Company's remaining IU acquisition indebtedness and, together with the 1993 restructuring described below, will facilitate the achievement of significant growth in the Company's businesses.

THE RECAPITALIZATION

     During 1993 the Company completed a comprehensive recapitalization (the "Recapitalization") designed to increase the Company's liquidity and capital resources, improve operating and financial flexibility, reduce interest expense and preferred dividend requirements, and enhance the Company's ability to pursue the growth opportunities in its businesses.

     On May 13, 1993, the Company sold 6,433,333 shares of Common Stock and 230,000 shares of Class J Convertible Preferred Stock, par value $.25 per share (the "Class J Preferred"), to an affiliate of Freeman Spogli & Co. ("FS&Co.") and another investor (collectively, the "Investors") as the first step in the Recapitalization. On August 5, 1993, the Class J Preferred was automatically converted into 6,900,000 shares of Common Stock upon the effectiveness of an amendment to the Company's Certificate of Incorporation increasing to 60,000,000 the number of authorized shares of Common Stock.

     Also on May 13, 1993, the Investors purchased from The Dyson-Kissner-Moran Corporation ("DKM") and WM Financial Corporation ("WM Financial") the following: (i) 5,636,568 shares of Common Stock,
(ii) all 107,000 outstanding shares of Class H Preferred Stock, par value $.25 per share, all of which were immediately exchanged for 3,066,667 newly issued shares of Common Stock, (iii) warrants to purchase 1,695,652 shares of Common Stock at exercise prices of $3.50 and $4.00 per share and (iv) an option (subsequently exercised) to purchase 1,000 shares of Common Stock from DKM for $3.75 per share. FS&Co. sold a portion of the aforementioned securities to The IBM Retirement Plan Trust Fund (the "IBM Trust"). The sale of stock and warrants to FS&Co. is hereinafter referred to as the "FSC Transaction."

     On July 1, 1993, the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "Senior Notes"). A significant portion of the proceeds from the sale of the Senior Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998 (the "Subordinated Notes"). The Subordinated Notes were called for redemption on July 1, 1993 and were redeemed on August 2, 1993.
See Note B for additional information concerning the Recapitalization.

THE RESTRUCTURING

     During the fourth quarter of 1993 the Company took a number of steps to reduce costs and terminate unprofitable operations. These steps included (i) terminating certain recycling units, (ii) discontinuing efforts to obtain a hazardous waste landfill permit in Pennsylvania and (iii) reorganizing the Envirosafe and CSI businesses into a new Treatment and Disposal Services business unit.

     The terminated recycling units include two facilities for the thermal treatment of electric arc steel furnace flue dust to recover zinc, a pilot plant for the sale of stabilized electric utility scrubber sludge for use in manufacturing concrete masonry blocks and two smaller sites. None of the terminated units had achieved economic feasibility. In addition, CSI is actively marketing its proprietary process for stabilizing electric arc steel furnace flue dust, which the Company believes is a better environmental solution for such waste. In view of the continued weakness in demand in the hazardous waste disposal industry, the Company decided to discontinue its efforts to obtain a hazardous waste landfill permit in Pennsylvania and to sell the proposed landfill site.

     Because the Company concluded that waste stabilization and disposal activities will be more closely integrated in the future, the Company also decided to combine its Envirosafe and CSI businesses into a unified Treatment and Disposal Services business unit. This reorganized business unit now also constitutes a new business segment for the Company and replaces the former Hazardous Waste Disposal Services segment. See "Business Segments" below. The combination of Envirosafe and CSI reduced staff headcount and eliminated an office.

     As a result of the activities described above, the Company recorded a $22 million restructuring charge, which after a partial offset relating to a reduction of other liabilities reduced 1993 operating income by $18.5 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C for additional information regarding the restructuring.

TAX LOSS CARRYFORWARDS

     The Company has substantial federal income tax net operating loss carryforwards. The FSC Transaction produced an "ownership change" (as defined in the Internal Revenue Code) that limits the future use of these carryforwards. However, the Company has estimated that at least $7 million of the tax loss carryforwards will still be available to offset regular taxable income through the year 2006. The final amount of this limitation will be affected by the resolution of various tax issues and the nature and timing of certain amounts of future income. See Note J.

BUSINESS SEGMENTS

     Industrial Environmental Services

     IMS.      IMS has served the steel industry for more than 55
years. The Company believes IMS increases its customers' productivity by providing cost-effective and reliable on-site reclamation of steel and iron and a variety of other specialized services that are essential to the efficient functioning of steel mills.

     America's steel mills operate in a highly competitive environment. Services that help to reduce their total process costs are therefore of significant value. IMS provides recycling and metal recovery operations under long-term contracts at over 40 steel mill sites in North America, including integrated mills, mini-mills and specialty mills. Using specially designed equipment, IMS provides a total recycling solution by processing slag (a by-product of steel production), recovering valuable metallics and selling the residual aggregate for road base and other uses. These services are economically and environmentally attractive. Moreover, the effective removal of slag on a continuous basis is critical to a steel mill's ability to remain in operation. IMS also processes blast furnace scrap through an IMS-developed iron crushing process, making the scrap metal more suitable for recycling and improving processing speed, thereby reducing customers' raw material costs. This process is currently in place at two locations.

     In recent years, IMS has successfully pursued a strategy of building on its leadership position by offering an expanded range of services that enhance mill productivity and provide IMS with growth opportunities. These services include:

     - Specialized Materials Handling - IMS has enhanced the slab hauling process by using rubber-tired carriers that straddle steel slabs to move them more efficiently throughout the mill. This service, currently in place at two integrated steel mills, is significantly more cost-effective than the traditional rail and crane systems.

     - Surface Conditioning - IMS has introduced a proprietary specialized steel slab surface conditioning process (called scarfing) that helps its customers increase product yields and improve product quality, while gaining measurable cost savings. This service is currently provided at six steel mills.


     Over the past several years, IMS has invested in a number of significant new capital projects at customer facilities. Such projects completed or to be completed since late 1991 generated incremental revenues of $10 million in 1992 and an additional $20 million in 1993.

     IMS has a diversified customer base, with approximately 60% of its revenues coming from integrated steel producers and 40% from mini-mills and specialty mills. IMS's largest site is at USX's Gary Works, in Gary, Indiana, the largest integrated steel mill in the U.S. USX accounted for 17%, 13%, and 11% of the Company's consolidated revenues in 1993, 1992, and 1991, respectively. Long-term contracts awarded by USX to IMS in 1991 account for a substantial portion of the incremental revenues described in the preceding paragraph. Such contracts expire between 1997 and 2001. Over the next several years, the maintenance of USX as a customer will be material to the Company's consolidated revenues and operating income.

     Substantially all of IMS's services are provided on-site at the steel mill, using IMS employees and equipment. IMS's services are integrated with operations of the customer, providing for a strong working partnership. If necessary, most equipment can be relocated, but this has not often been required as contracts are generally long-term and IMS has a history of high renewal rates.

     Competition in IMS's markets is based primarily on quality of service, reliability, technology and price. In its core steel reclamation business, IMS services customers responsible for approximately one-third of total domestic steel production. IMS has one major competitor, the Heckett Division of Harsco Corporation, which the Company estimates has approximately the same domestic market share, as well as numerous smaller competitors.
The Company believes that IMS's leading market position is based on its reliability, responsiveness to customer needs, capital resources and breadth of expertise.

     IMSAMET. IMSAMET meets the aluminum industry's needs for outsourcing, recycling and waste management in a number of ways.
At its Idaho facility, IMSAMET processes a minimum of 80 million pounds of used aluminum beverage cans ("UBCs") and aluminum scrap per year pursuant to a long-term contract with Kaiser Aluminum and Chemical Corporation ("Kaiser") through 1996. In 1993, this modern and efficient facility processed over 170 million pounds of material, including approximately 2.8 billion UBCs. Due to the high cost of primary aluminum production in the U.S., recycled aluminum is frequently an attractive alternative for manufacturers such as Kaiser.

     Both at its Idaho facility and its 70% owned partnership in Arizona, IMSAMET reclaims aluminum from dross, a by-product of the aluminum production process. The dross is loaded into rotary furnaces where gas heat is applied along with a flux mixture (salt and potash). After the dross is melted, the molten metal is cast into ingots and then delivered to customers.

     In the fourth quarter of 1993 and in early 1994, IMSAMET purchased certain assets of two western U.S. dross processors and increased its dross customer base. IMSAMET has recently begun construction of a new aluminum dross processing facility in Wendover, Utah, adjacent to the SALTS facility (described below), which is scheduled to commence operations in the fall of 1994. A majority of the equipment recently acquired will be utilized at the new Utah dross processing facility.

     Finally, IMSAMET has a 50% interest in a Utah partnership, Solar Aluminum Technology Services ("SALTS"), with Reilly Industries, Inc. ("Reilly") to recycle saltcake into marketable aluminum metal concentrate, aluminum oxide and salt brine, using a proprietary wet milling system. Saltcake is a by-product generated in the recovery of aluminum from dross. Improper disposal of saltcake poses risks of groundwater contamination, and the cost of disposal of saltcake in properly designed landfills can be considerable. SALTS offers a significant benefit to the aluminum industry by converting the environmental problem of saltcake disposal into a recycling opportunity. The SALTS facility commenced operations in March 1992.

     UBC recycling is performed mostly by the aluminum producers themselves, with IMSAMET and one other independent UBC recycler accounting for a substantial portion of the balance. There are approximately seven major aluminum dross processors other than IMSAMET in the U.S., as well as several smaller competitors. IMSAMET believes that its SALTS joint venture is the only enterprise successfully recycling saltcake on a commercial scale in North America.

     Treatment and Disposal Services

     Envirosafe.    Envirosafe has been dedicated to the safe,
economical treatment and disposal of industrial and hazardous wastes since 1980. It owns major commercial hazardous waste landfills in Ohio and Idaho -- two of the 19 such landfills that are currently active in the U.S. Envirosafe's customers include some of the country's largest chemical, automotive and steel companies and utilities, as well as numerous government agencies.

     Envirosafe has approximately 4.2 million cubic yards of permitted capacity. In 1992 Envirosafe received final approval to expand its Ohio facility and in 1993 completed construction of the first phase of a new 2.3 million cubic yard disposal cell. This state-of-the-art unit commenced accepting waste in July 1993. The next phase of construction of this cell is scheduled for completion in late 1994. In late 1993, Envirosafe received final approval to expand an active disposal cell at its Idaho facility and completed construction of the second phase of such cell. Envirosafe's Idaho and Ohio permits extend through 1998 and 1996, respectively.

     Envirosafe's hazardous waste landfill business is characterized by high barriers to entry resulting from increasingly stringent environmental legislation and the lengthy and uncertain permitting process for new facilities. Envirosafe has a limited number of competitors in the off-site hazardous waste landfill business, only two of which operate more than two landfills. In general, the markets for Envirosafe's services are regional. As a result, each of Envirosafe's landfills competes mainly with four other landfills in its area.

     Envirosafe plans to complete a number of capital projects during 1994 in order to maintain and enhance its competitive position. These projects include new debris handling facilities and expanded stabilization capacity at both the Ohio and Idaho landfills. The debris handling facilities will enable Envirosafe to respond to requirements for the processing of contaminated debris recently promulgated under the Resource Conservation and Recovery Act ("RCRA"), as amended. In addition, a new rail off-loading facility was opened in Idaho in May 1993.

     During 1993, Envirosafe entered into a new service contract to operate and maintain a captive landfill for a domestic steel mill. Envirosafe is exploring additional opportunities for providing captive landfill services.

     Envirosafe and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations, which not only can affect the demand for Envirosafe's services, but could also require Envirosafe to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of such requirements could have a material adverse effect on Envirosafe's results of operations or financial condition, but the Company believes that the Consolidated Financial Statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Under normal circumstances, Envirosafe would expect to be able to absorb increased operating compliance costs by increasing prices charged to customers.

     Competition in this industry is based on service, site and process integrity and the all-in cost of landfill disposal, which includes transportation costs and taxes. Expanded use of rail services and planned additions to stabilization services will further improve Envirosafe's competitive position.

     CSI.      CSI provides electric utilities with turn-key
design, engineering and installation of systems for the stabilization of effluent and ash residues produced at coal-fired power plants. These systems convert the sludge resulting from wet scrubber removal of sulfur dioxide from power plant emissions into a concrete-like material suitable for environmentally responsible landfilling. Once a facility is completed, the customer has the option to operate the facility itself or have CSI provide ongoing management.

     Since 1991, CSI has been awarded three stabilization contracts and is actively pursuing bidding opportunities relating to additional sites expected to install wet scrubbers within the next several years, either as retrofits or in response to the "Acid Rain" provisions of the Clean Air Act Amendments of 1990. Although it is not yet clear how many power plants installing wet scrubbers will elect or be required to include stabilization units, the Company believes that its technology will continue to provide the utility industry with a cost-effective and environmentally desirable waste management solution.

     CSI also stabilizes electric arc furnace flue dust - a hazardous waste under RCRA generated by steel mills - through the use of a proprietary technology that renders the flue dust suitable for landfilling in non-hazardous landfills and for potential reuse. CSI is the sole licensee of this technology under a license that expires in 2006. CSI currently operates a flue dust stabilization facility on-site at the largest domestic mini-mill. CSI is actively marketing its process to other U.S. mini-mills.

     During 1993, CSI applied to the U.S. Environmental Protection Agency ("USEPA") for a generic delisting of its stabilized flue dust product, which, if granted, would enable CSI to handle flue dust treated through its proprietary process as a non-hazardous waste. USEPA has published proposed rules granting such delisting and CSI expects that final rules will be forthcoming during 1994. The generic delisting status for the process will save CSI and its customers the time and expense involved in petitioning USEPA on a facility by facility basis for delisting status. USEPA, as well as the Illinois Department of Environmental Regulation, previously has granted site specific delistings for this process. The Company believes that this technology provides an environmentally safer and more cost-effective solution than the off-site thermal process currently employed by most of the mini-mill industry.

     The market for wet scrubber stabilization units has been dormant until recently and it is difficult to determine the number and nature of CSI's viable competitors. However, CSI expects to encounter increased competition through the decade from wet scrubber manufacturers as well as from wet scrubber technologies and processes that do not, or purport not to, require sludge stabilization units. With the termination of IMS's process for the thermal treatment of flue dust, CSI's principal competition in electric arc furnace flue dust stabilization is a single off-site thermal metal recovery processor, which has accounted for more than 80% of the market nationwide. Competition in these businesses is based primarily on price, quality of service, technical expertise and the environmental integrity of the process.

SEGMENT DATA

     See Note I for information concerning revenues and operating income by segment for the years ended December 31, 1993, 1992 and 1991 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

EMPLOYEES

     At March 1, 1994, the Company employed approximately 1,900 persons. A majority of the hourly employees in the Industrial Environmental Services segment are covered by site specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 1994. All other contracts will be renegotiated in 1995 or thereafter. Approximately 8% of the Treatment and Disposal Services segment employees are also unionized. The Company believes it has a good working relationship with its employees.


Item 2.   Properties.

INDUSTRIAL ENVIRONMENTAL SERVICES

     IMS has operations providing metal recovery and other services at steel mills throughout the continental United States and in Canada. Equipment located at the sites operated by IMS and its subsidiaries includes prefabricated storage, shop and office structures, pot carriers, slab haulers, loaders, railcars, cranes, trucks, metal recovery plants and crushers and other specialized mobile and stationary equipment used in metal-recovery operations and industrial service work, most of which is owned. IMSAMET owns its UBC and dross recycling plant in Idaho and leases land for a new dross processing facility to be constructed in Utah. Through a partnership, IMSAMET leases land for its plant in Arizona that is used to recover metal from aluminum dross. The business units in this segment lease office space in Arizona, Missouri, Pennsylvania and Utah.

     Management believes that the physical facilities for the Company's Industrial Environmental Services segment are adequate for its operations and provide sufficient capacity to meet their anticipated requirements. The metal recovery and slag processing installations are generally located at specific customer facilities and are adequate to handle current levels of customer operations and anticipated future needs for current customers.

TREATMENT AND DISPOSAL SERVICES

     Envirosafe owns substantially all of the land, buildings and equipment used in its disposal operations, including the following: active landfills in Oregon, Ohio and near Grand View, Idaho; a clay mine in Narvon, Pennsylvania; and additional inactive sites or parcels in Idaho, New Jersey and Pennsylvania that are not planned for use as hazardous waste landfills. Envirosafe leases office space in Pennsylvania, Ohio and Idaho. Assuming the timely completion of subsequent phases under existing permit authority, Envirosafe expects to maintain ample hazardous waste disposal capacity through at least the balance of the decade.

     CSI owns the building and equipment at one stabilization facility in Illinois and one in Pennsylvania and leases land for both facilities. CSI also leases office space in Pennsylvania. Management believes that the physical facilities for CSI are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

OTHER

     The Company's corporate headquarters are located in Stamford, Connecticut in leased premises.


Item 3.   Legal Proceedings.

     On March 11, 1993, the City of Oregon, Ohio requested that the Director of the Ohio Environmental Protection Agency ("OEPA") modify or revoke Envirosafe's Ohio landfill permit, alleging that if the Ohio Hazardous Waste Facility Board ("HWFB") had been aware of certain scientific and technical data developed by Envirosafe, HWFB would not have approved the issuance of the permit in May 1991. On April 12, 1993, the OEPA Director determined not to modify or revoke the permit, concluding that the data in question presented no new or meaningful information in light of other data already in the record and the final design of the disposal cell authorized by the permit. On May 12, 1993, the City of Oregon filed a notice of appeal before the Ohio State Environmental Board of Review seeking review of the OEPA Director's April 12, 1993 decision. Envirosafe is contesting this appeal vigorously. In light of the factual findings by the OEPA Director, management does not believe that the outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses, and in several instances the Company has been named as a potentially responsible party regarding properties that could be subject to remedial action under RCRA or the Comprehensive Environmental Response and Liability Act of 1980, as amended. As to such matters, the Company is not subject to any administrative or judicial order requiring material expenditures, and the Company has determined that it is not likely to be subject to sanctions or held responsible for material remediation expenditures. In the opinion of management, the outcome of the matters described in this paragraph will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders.


     Not applicable.


             *               *               *

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are as follows:


Name                     Age       Position

Ronald P. Spogli         46        Chairman of the Board; Director

Louis A. Guzzetti, Jr.   55        President and Chief Executive
                                   Officer; Director

George E. Fuehrer        45        Senior Vice President, Planning

Aarne Anderson           53        Vice President, Taxes

Jerrold I. Dolinger      47        Vice President, Corporate
                                   Development

James C. Hull            56        Vice President and Chief
                                   Financial Officer

Gene A. Iannazzo         47        Vice President, Corporate
                                   Marketing

George T. Milano         45        Vice President and Controller


     Officers are elected annually and hold office until their successors are elected and qualified.

     Ronald P. Spogli became a director and Chairman of the Board of the Company in May 1993. Mr. Spogli is one of the FS&Co. (a private investment firm) designees appointed to the Board of Directors on May 13, 1993. He is a founding partner of FS&Co. Mr. Spogli is also a director of Calmar Inc., Mac Frugal's
Bargains Close-Outs Inc., Orchard Supply Hardware Stores Corporation, Buttrey Food and Drug Stores Company and Purity Supreme, Inc. and a member of the Board of Representatives of Brylane, L.P.

     Louis A. Guzzetti, Jr. has been a director and President and Chief Executive Officer of the Company since October 1986. From June 1983 until April 1986, Mr. Guzzetti was employed by United Brands Company ("United Brands"), a diversified international company, serving as its Executive Vice President and Chief Administrative Officer from June 1983 until August 1985 and as President and Chief Executive Officer of its United Fruit Company subsidiary from October 1984 until April 1986. He was also a director of United Brands from August 1984 until June 1986.

     George E. Fuehrer has been employed by the Company since 1982 and has served as its Senior Vice President, Planning since May 1989. From June 1988 until May 1989 he served as Senior Vice President - Finance of the Company. He was its Treasurer from November 1984 until May 1989. Mr. Fuehrer also served as Vice President - Finance from February 1984 until June 1988.

     Aarne Anderson has been employed by the Company since May 1980, except for the period from August 1983 through April 1984 during which he served as a consultant to the Disposition Assets Trustee in the Company's reorganization under Chapter 11 of the Bankruptcy Code. Mr. Anderson was elected Vice President, Taxes in August 1985.

     Jerrold I. Dolinger joined the Company as a Vice President in May 1988 and has served as Vice President, Corporate Development since August 1988.

     James C. Hull has been the Company's Vice President and Chief Financial Officer since May 1989, when he joined the Company. From 1975 until May 1989, Mr. Hull was employed by General Host
Corporation, where he held the position of Vice President and Controller.

     Gene A. Iannazzo was appointed Vice President, Corporate Marketing in December 1992. Mr. Iannazzo also served as Vice President, Technology and Market Development from October 1989 until June 1990. At all other times since 1972 he has been an employee of IMS, serving in a variety of marketing and business development assignments in North and South America. Mr. Iannazzo first became an officer of IMS in 1985 and was most recently its Vice President, Business Development from July 1990 until November 1992.

     George T. Milano was elected Vice President in June 1988 and has served as the Company's Controller since May 1987.

                              PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ENSO" and on the Pacific Stock Exchange under the symbol "ES". The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 1993 and 1992, based upon prices supplied by The National Association of Securities Dealers ("NASD") Automated Quotation System ("Nasdaq").

                              1993                1992
                         High      Low       High      Low
First Quarter           $5.125    $3.250    $3.000    $2.000
Second Quarter           4.625     3.500     4.125     2.250
Third Quarter            4.625     3.000     4.000     2.875
Fourth Quarter           3.500     2.500     5.375     3.500

     The Company is not currently in technical compliance with one of the requirements for continued designation of its Common Stock as a Nasdaq National Market System security. The NASD indicated to the Company in March 1992 that it did not intend to commence formal proceedings to remove the Common Stock from the National Market System. It is possible that in the future the NASD could seek to do so, but the NASD has a procedure for seeking exemptions from its requirements, which the Company would seek to utilize if necessary. If the Common Stock were removed from the National Market System, it would continue to be eligible for inclusion in the regular Nasdaq inter-dealer quotation system.

     The Company has not paid a cash dividend on its Common Stock since the confirmation of its plan of reorganization in November 1983 and has no present plan to pay cash dividends. The Company is currently prohibited from paying cash dividends on its Common Stock by its Certificate of Incorporation and its bank credit agreement.

     At March 21, 1994 the Company had approximately 3,400 holders of record of its Common Stock.

Item 6.   Selected Financial Data.

     The information presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, including Note B which describes the 1993 Recapitalization.

                                             1993         1992       1991        1990        1989
                                                 (In thousands, except for per share amounts)

Revenues                                  $271,026     $232,652   $ 223,902   $ 234,781   $ 202,338
Costs and expenses                         243,873      206,307     204,957     205,765     179,773
Restructuring charge, net                   18,500 (1)
                                          --------     --------   ---------   ---------   ---------
Operating income                             8,653       26,345      18,945      29,016      22,565

Interest income                              1,185        1,069       1,576       2,061       7,987
Interest expense                           (28,863)     (33,653)    (35,856)    (31,500)    (37,069)
                                          --------     --------   ---------   ---------   ---------
                                           (19,025)      (6,239)    (15,335)       (423)     (6,517)
Income tax expense                           2,549        1,299       1,483       4,246         908
Minority interests                                                      566       3,815       4,370
Less Envirosafe adjustments  (2)                                                              4,250
                                          --------     --------   ---------   ---------   ---------
Income (loss) - continuing operations      (21,574)      (7,538)    (17,384)     (8,484)    (16,045)
              - discontinued operations                                         (15,743)     34,964
              - extraordinary items        (21,930)                                 873       3,191
              - cumulative effect of
                 tax accounting change      (2,302)
                                          --------     --------   ---------   ---------   ---------
Net income (loss)                         $(45,806)    $ (7,538)  $ (17,384)  $ (23,354)  $  22,110
                                          ========     ========   =========   =========   =========
Earnings (loss) applicable to
  common shares and equivalents           $(48,988)    $(11,633)  $ (22,075)  $ (29,067)  $   8,123

Fully diluted earnings (loss) per share:
   Continuing operations                  $   (.73)    $   (.52)  $   (1.51)  $   (1.22)  $   (2.36)
   Net income (loss)                      $  (1.44)    $   (.52)  $   (1.51)  $   (2.49)  $     .79

Average shares of common
  stock outstanding                         34,009       22,251      14,572      11,683       8,605

Total assets                              $427,245     $444,547   $ 450,852   $ 466,894   $ 472,693

Working capital deficiency                $(17,396)(3) $ (5,138)  $  (5,120)  $ (23,877)  $ (60,273)

Debt (noncurrent)                         $235,842     $235,668   $ 229,118   $ 191,401   $ 178,630

Redeemable preferred stock (noncurrent)   $ 38,711     $ 43,850   $  42,070   $  62,616   $  60,306

Stockholders' equity                      $ 14,217     $ 20,549   $  10,695   $   3,207   $  15,004

Notes

(1) After tax, the net restructuring charge amounts to $17.6 million or $.52 per share (Note C).

(2) In 1989, the Company decided to retain, and therefore consolidate, Envirosafe. Prior to that decision, Envirosafe was accounted for as a "business held for sale" and, accordingly, the Company deferred its $.9 million share of Envirosafe's income from continuing operations during the first half of 1989. At the time of such decision, the Company recognized as an expense $3.3 million of cumulative deferred charges.

(3) The 1993 working capital deficiency is due to the $11.9 million current portion of IU acquisition obligations (Note
     H), $10.9 million of estimated restructuring costs (Note C), and the current classification of the $3.4 million paid to retire Class G preferred stock in March of 1994 (Note E).

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

     1993 Versus 1992

     Revenues were $38.4 million (16%) higher in 1993, due to increases of $18.3 million (10%) for Industrial Environmental Services and $20.1 million (37%) for Treatment and Disposal Services. The Industrial Environmental Services increase is attributable primarily to the full year effect of new services started up in 1991 and 1992 and also to the increased production volumes at steel mill customers. These increases were partially offset by the absence of revenue from a maintenance services contract that was sold in 1992. The Treatment and Disposal Services increase was due entirely to the timing of billings for equipment installations under CSI's long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities. Revenues from hazardous waste landfilling were about the same as in 1992, as an increase from higher volume was offset by a reduction in average prices due to weak demand that resulted in extremely competitive industry conditions.

     Gross profit increased $1.7 million (3%), due to a $7.8 million (19%) increase at Industrial Environmental Services reduced by a $6.1 million (31%) decline at Treatment and Disposal Services. The Industrial Environmental Services increase resulted from higher volume and new services for steel customers, partially offset by lower aluminum recycling profit margins, resulting from a worldwide aluminum glut. The decline at Treatment and Disposal Services resulted primarily from reduced profits on CSI's long-term contracts, because the contracts were in lower-margin equipment installation phases in 1993 compared to higher-margin design phases in 1992. CSI's return to 1992 profitability levels depends on its ability to secure additional long-term contracts. In addition, Treatment and Disposal Services' hazardous waste landfilling profits declined as the adverse effects of the extremely competitive market conditions more than offset a $2.1 million reduction in depreciation expense during the first six months of the year (see Note P).

     Selling, general and administrative costs increased $.9 million, primarily due to the absence in 1993 of a $1.1 million 1992 gain on the aforementioned sale of a maintenance services contract and the assets used in performing the contract. A $1.6 million reduction in permitting expense for a Pennsylvania landfill site was largely offset by the absence of a $.9 million 1992 net gain from the favorable settlement of a waste disposal tax dispute.

     During the fourth quarter of 1993, the Company explored a number of business restructuring alternatives, to eliminate loss operations and reduce costs. As a result of these deliberations, the Company decided to (i) terminate unprofitable recycling units, (ii) discontinue efforts to obtain a Pennsylvania hazardous waste landfill permit, and (iii) reorganize the Envirosafe and CSI businesses into the Treatment and Disposal Services business segment. Accordingly, the Company recorded a $22 million restructuring charge, as follows (in millions):

                                    Total     Cash      Non-cash
                                   Charge     Costs    Write-offs

Termination of two flue dust
  recycling units and other
  unprofitable units               $  15.0   $   6.3     $ 8.7

Withdrawal of Pennsylvania
  permit application and
  sale of landfill site                2.7       1.8        .9

Organization of the Treatment and
  Disposal Services business
  segment                              3.2       2.8        .4

Other restructuring costs              1.1       1.1
                                   -------   -------     -----
                                   $  22.0   $  12.0     $10.0

     The terminated recycling units include two facilities for the thermal treatment of electric arc steel furnace flue dust to recover zinc, a pilot plant for the sale of stabilized electric utility scrubber sludge for use in manufacturing concrete masonry blocks and two smaller sites. None of the terminated units had achieved economic feasibility. Also, the Company's CSI business is actively marketing its Super Detox(TM) process for stabilizing electric arc steel furnace flue dust, which the Company believes is a better environmental solution for that type of waste. In view of the continued weakness in demand in the hazardous waste disposal industry, the Company decided to discontinue its efforts to obtain a Pennsylvania hazardous waste landfill permit. Since permit costs for this prospective landfill were expensed as incurred, the restructuring charge primarily includes costs to close down and sell the landfill site, where the Company has been excavating and selling clay. Altogether these activities incurred 1993 operating losses and costs of $3.3 million, in addition to the restructuring charge.

     Because the Company concluded that waste stabilization and disposal activities will be more closely integrated in the future, the Company also decided to combine its Envirosafe and CSI business units into a unified Treatment and Disposal Services business segment. The combination reduced staff headcount and eliminated an office that together would have cost approximately $2.8 million in 1994. In addition, the Company has taken steps to reduce its annual corporate headquarters costs by approximately $1 million, also through a staff reduction.

     The non-cash costs listed above primarily represent write-offs of property, plant and equipment of the terminated units. The cash costs are primarily to close down operating sites and terminate employees, most of which will be expended during 1994. At the same time, the annual savings resulting from the actions outlined above will approximate $7 million.

     The $22 million restructuring charge was partially offset by a $3.5 million credit resulting from a reduction of liabilities, recorded in connection with the 1988 acquisition of IU International Corporation, that the Company expects to settle for less than previously estimated (Note H). Together, the restructuring charge and credit reduced 1993 operating income by $18.5 million ($17.6 million after taxes).

     Due to the factors described above, operating income decreased $17.7 million. However, absent the $18.5 million net restructuring charge, operating income would have increased $.8 million. This increase includes a $6.4 million improvement for Industrial Environmental Services, a $6 million decline for Treatment and Disposal Services and a $.4 million decrease in corporate headquarters costs.

     Interest expense decreased $4.8 million, primarily due to the Recapitalization (Note B).

     Pursuant to Statement of Financial Accounting Standards No. 109, the Company adopted a new method of accounting for income taxes in the first quarter of 1993. Prior periods were not restated. The cumulative effect of adopting the new method was a non-cash charge in the consolidated statement of operations of $2.3 million as of January 1, 1993. This new method of accounting is not expected to significantly affect the Company's reported results in the near future.

     Due to the factors described above and a $21.9 million extraordinary loss from extinguishment of debt resulting from the Recapitalization (see Note B), the 1993 net loss was $45.8 million. Before the extraordinary loss and the cumulative effect of the accounting change, the 1993 loss was $21.6 million, after tax, including the net restructuring charge of $17.6 million, after tax. These amounts compare to a $7.5 million net loss in 1992.

     The impact of inflation on revenues and results of operations has not been significant.

     1992 Versus 1991

     Revenues were $8.8 million (4%) higher in 1992, due to improvements of $5.3 million (11%) for Treatment and Disposal Services and $3.5 million (2%) for Industrial Environmental Services. The Treatment and Disposal Services improvement resulted primarily from a 26% hazardous waste landfilling volume increase, partially offset by a 10% reduction in average prices. The Industrial Environmental Services increase was due primarily to the start-up of new services for steel customers and to a lesser extent a small volume increase in core services for steel customers. These increases were partially offset by the absence of further revenue from a maintenance services contract that was sold in July 1992.

     Gross profit increased $5.5 million (10%), reflecting a $5.8 million (42%) improvement for Treatment and Disposal Services partially offset by a $.3 million (1%) decline for Industrial Environmental Services. The Treatment and Disposal Services improvement resulted from the increased landfilling revenue, increased profits from CSI's long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities, as well as a $1.9 million reduction in depreciation expense during the last six months of the year (see Note M). The Industrial Environmental Services results were attributable to gross profit from the new steel customer services and higher core services volume, offset by increased costs, including the costs of starting up the new services, and the absence of gross profit from the aforementioned maintenance services contract after its July 1992 sale.

     Selling, general and administrative expenses declined by $1.9 million, primarily due to a $1.1 million gain on the aforementioned sale of the maintenance services contract and the assets used in performing the contract, as well as a reduction in administrative costs due to the acquisition of the 37.5% minority interest of Envirosafe. A $.7 million increase in landfill permitting expenses to obtain a Pennsylvania landfill permit was offset by decreases in other costs. In addition, 1992 results included a $.9 million net gain, primarily from the favorable settlement of a waste disposal tax dispute, and 1991 results included a $.9 million gain from the sale of a non-strategic asphalt manufacturing plant.

     Due to the factors described above, operating income increased $7.4 million (39%). The increase included a $7.1 million improvement for Treatment and Disposal Services, a $.6 million increase for Industrial Environmental Services, partially offset by a $.3 million increase in corporate headquarters costs.

     Interest expense decreased $2.2 million, primarily due to a reduction in interest rates and fees. This reduction was partially offset by the effect of a higher average debt level during the year, including debt incurred in April 1991 in order to redeem $20 million of a subsidiary's preferred stock.

     Due to the factors described above, the net loss declined from $17.4 million in 1991 to $7.5 million in 1992.

     The impact of inflation on revenues and results of operations has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

     During 1993 the Company completed a comprehensive Recapitalization that has significantly improved its liquidity and capital resources. The Recapitalization also increased by 70% the shares of common stock outstanding. See Note B for a description of the Recapitalization and Note D for a summary of the terms of the Company's $220 million of 9-3/4% Senior Notes and its new bank credit facility.

     Cash flow provided by operating activities increased to $35.7 million in 1993 from $29.6 million in 1992. The Company's liquidity requirements arise primarily from the funding of its capital expenditures, trust fund payments for Treatment and Disposal Services, working capital needs and debt service obligations. Historically, the Company has met these requirements through cash flows generated by operations and with additional debt financing.

     In 1993 Industrial Environmental Services spent $19.8 million for additions to property, plant and equipment, primarily for equipment replacements and expansion of services to steel industry customers. In 1994 the Company expects to spend approximately the same amount for this segment, to replace equipment and expand services to the steel and aluminum industries. As of March 1994, the Company has spent or is committed to spend $6 million for the 1994 planned additions. In January 1994, the Company purchased certain assets of an aluminum dross processor for $5 million, including $2.9 million for intangible assets.

     During 1993 Treatment and Disposal Services spent $13 million for additions to property, plant and equipment, primarily for landfill development and waste treatment facilities at both the Ohio and Idaho landfills. The Company expects to spend somewhat more for this segment in 1994, primarily for landfill development and the completion of treatment facilities. As of March 1994, the Company has spent or is committed to spend $13 million for the planned additions.

     Treatment and Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. The Company estimates its future trust fund payments as follows: for the Idaho landfill, approximately $1.1 million annually through 1998; and for the Ohio landfill, approximately $7.6 million in each of 1994 and 1995 and $3.9 million in 1996. Ohio landfill trust fund payments increased significantly in 1993 because a new 2.3 million cubic yard disposal cell was placed in service. The above payments will satisfy substantially all the Company's trust fund payment requirements for the foreseeable future based on current regulations and permitted capacity.

     The consolidated balance sheet reflects negative working capital of $17.4 million at December 31, 1993, including $10.9 million of estimated restructuring costs (Note C) and $11.9 million of estimated IU acquisition obligations (Note H), which are unrelated to ongoing operations. Negative working capital also includes $3.4 million paid in March 1994 to retire Class G preferred stock (Note E).

     The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by the bank credit facility. The facility permits the Company to redeem (including accumulated dividends) or retire shares of its Class G preferred stock with up to $5 million in cash (including borrowings thereunder) at any time. Subject to a test that requires improved financial performance, the amount of allowable Class G retirements progressively increases to a total of $35
million by July 1995.   The facility also permits the Company to
redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. In March 1994, the Company retired 30,000 shares of Class G preferred stock for $3.4 million. Redemption of the remaining outstanding shares of Class G preferred stock, assuming no dividends are paid earlier, would require $44.3 million in 1996.

     Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's operating and debt service requirements through the term of the bank facility, as well as provide funds to retire a portion of the Company's Class G preferred stock. The Company may be required to issue additional capital stock or debt to redeem the balance of the Class G preferred stock.

     The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. At December 31, 1993, there were no revolving credit borrowings and $12.7 million of standby letters of credit were outstanding.

     The Company has substantial deferred tax assets arising from federal income tax net operating loss carryforwards. The Recapitalization (described in Note B) produced an "ownership change" (as defined in the Internal Revenue Code) that limits the future use of these carryforwards. However, the Company has estimated that at least $7 million of the tax loss carryforwards will still be available annually to offset regular taxable income through the year 2006. The final amount of this limitation will be affected by the resolution of various tax issues and the nature and timing of certain amounts of future income. The Company also has substantial additional deferred tax assets that will become available to reduce future federal income taxes as they become deductible for tax purposes. Consequently, the Company does not expect to pay any federal income taxes for 1994, and thereafter the Company expects to utilize its deferred tax assets to reduce substantially its federal income tax payments over the next several years. See Note J.

     See Note O for a discussion of various contingencies, including environmental compliance matters.


Item 8.   Financial Statements and Supplementary Data.

     See the financial statements and schedules attached hereto and listed in Item 14(a)(1) and (a)(2) hereof.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Not applicable.

                            PART III


Item 10.  Directors and Executive Officers of the Company.

DIRECTORS OF THE COMPANY

     Wallace B. Askins (age 63) has been a director of the Company since 1978. Mr. Askins served as Executive Vice President and Chief Financial Officer of Armco Inc. ("Armco") (a manufacturer of steel and other products) from June 1984, and as a director of Armco from December 1985, until his retirement in December 1992.

     Raymond P. Caldiero (age 59) has served as a director of the Company since February 1992. Mr. Caldiero has served as Chairman of Caldiero International, Inc. (a consultant in the areas of hotel development, lobbying, marketing and sales) since 1989. From 1973 to 1988, Mr. Caldiero served as Vice President and Assistant to the President of the Marriott Corporation (a hotel and restaurant company). He is a director of Capital Bank and served as a director of Envirosafe from 1987 until February 1992. Mr. Caldiero became a director of the Company in February 1992 pursuant to the terms of the merger of Envirosafe into a wholly-owned subsidiary of the Company. The merger agreement required that the Company appoint to its Board of Directors two of Envirosafe's independent directors. Mr. Caldiero is one of those directors.

     Louis A. Guzzetti, Jr. (age 55) has been a director and President and Chief Executive Officer of the Company since October 1986. From June 1983 until April 1986, Mr. Guzzetti was employed by United Brands, serving as its Executive Vice President and Chief Administrative Officer from June 1983 until August 1985 and as President and Chief Executive Officer of its United Fruit Company subsidiary from October 1984 until April 1986. He was also a director of United Brands from August 1984 until June 1986.

     Jeffrey G. Miller (age 52) was re-elected as a director of the Company in August 1993. Mr. Miller has been a professor at Pace University School of Law since 1987. He has also been of counsel to the Seattle and Washington, D.C. law firm of Perkins Coie since 1987. Mr. Miller was a director of Envirosafe from 1987 to February 1992. Mr. Miller became a director of the Company in February 1992 pursuant to the terms of a merger agreement between Envirosafe and a wholly-owned subsidiary of the Company. Mr. Miller resigned on May 13, 1993 pursuant to the FSC Transaction. Later, Mr. Miller became one of three additional FS&Co. designees appointed to the Board of Directors in connection with the consummation of the FSC Transaction.

     Jon D. Ralph (age 29) became a director of the Company in August 1993. Mr. Ralph is one of three additional FS&Co. designees appointed to the Board of Directors in connection with the consummation of the FSC Transaction. Mr. Ralph joined FS&Co. in August 1989. Prior to joining FS&Co., Mr. Ralph worked in the Investment Banking Division of Morgan Stanley & Co. Incorporated.

     John M. Roth (age 35) became a director of the Company in May 1993. Mr. Roth is one of the FS&Co. designees appointed to the Board of Directors on May 13, 1993. He joined FS&Co. in March 1988 and became a general partner in March 1993. From 1984 to 1988, Mr. Roth was a Vice President in the Merger and Acquisition Group of Kidder, Peabody & Co. Incorporated. From 1983 to 1984, Mr. Roth worked as a management consultant with McKinsey & Company, Inc. Mr. Roth is also a director of Calmar Inc. and Purity Supreme, Inc. and a member of the Board of Representatives of Brylane, L.P.

     Arthur R. Seder, Jr. (age 73) has served as a director of the Company since June 1988. Mr. Seder is a consultant in matters relating to the natural gas industry. He served as Special Counsel to Columbia Gas Transmission Corporation from June 1988 until 1992. From 1985 to 1988, he was of counsel to the Washington, D.C. office of the law firm of Sidley & Austin. From 1976 until 1985, he was Chairman and Chief Executive Officer of American Natural Resources Company (a diversified energy and transportation company).

     William H. Sherer (age 40) became a director of the Company in May 1993. Mr. Sherer is one of the FS&Co. designees appointed to the Board of Directors on May 13, 1993. He joined FS&Co. in 1988. Prior to joining FS&Co., Mr. Sherer was a Vice President of the Corporate Finance Department of Kidder, Peabody & Co. Incorporated. Mr. Sherer is also a director of Duff & Phelps Corporation and a member of the Board of Representatives of Brylane, L.P.

     J. Frederick Simmons (age 39) became a director of the Company in May 1993. Mr. Simmons is one of the FS&Co. designees appointed to the Board of Directors on May 13, 1993. He joined FS&Co. in 1986 and became general partner in January 1991. Prior to 1986, Mr. Simmons was Vice President of Bankers Trust Company's lending group specializing in leveraged buyouts and health care. Mr. Simmons is also a director of Buttrey Food and Drug Stores Company, Purity Supreme, Inc. and Orchard Supply Hardware Stores Corporation.

     Ronald P. Spogli (age 46) became a director and Chairman of the Board of the Company in May 1993. Mr. Spogli is one of the FS&Co. designees appointed to the Board of Directors on May 13, 1993. He is a founding partner of FS&Co. Mr. Spogli is also a director of Calmar Inc., Mac Frugal's Bargains Close-Outs Inc., Orchard Supply Hardware Stores Corporation, Buttrey Food and Drug Stores Company and Purity Supreme, Inc. and a member of the Board of Representatives of Brylane, L.P.

     William M. Wardlaw (age 47) became a director of the Company in August 1993. Mr. Wardlaw is one of three additional FS&Co. designees appointed to the Board of Directors in connection with the consummation of the FSC Transaction. Mr. Wardlaw joined FS&Co. in March 1988 and became a general partner in January 1991. From 1984 to 1988, Mr. Wardlaw was a principal of the law firm of Riordan & McKinzie. Mr. Wardlaw is also a member of the Board of Directors of Buttrey Food and Drug Stores Company and Purity Supreme, Inc.

EXECUTIVE OFFICERS OF THE COMPANY

     Reference is made to "Executive Officers of the Company" in
Part I of this Report, which information is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires certain officers and directors of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). To the best of the Company's knowledge, all required reports were timely filed.


Item 11.  Executive Compensation.

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for the last three completed fiscal years. Information in the columns labeled "Annual Compensation" and "Long Term Compensation" is provided for the last three fiscal years and information in the column labeled "All Other Compensation" is provided for the 1993 and 1992 fiscal years only.

                          Summary Compensation Table

                                                          Long Term
                           Annual Compensation           Compensation
                                                   Number
Name and                                           of Stock  All Other
Principal Position       Year  Salary    Bonus     Options   Compensation

Louis A. Guzzetti, Jr.   1993  $390,750  $     0   168,000   $20,786 (1)
 Chief Executive Officer 1992   367,750        0         0    20,171 (2)
                         1991   351,250   50,000    30,000      --

Jerrold I. Dolinger      1993   155,625        0    56,000    22,291 (1)(3)
 Vice President,         1992   144,438        0         0    22,542 (2)(3)
 Corporate Development   1991   137,250   19,000    20,000      --


George E. Fuehrer        1993   172,000        0    76,000     8,615 (1)
 Senior Vice President,  1992   161,000        0         0     9,074 (2)
 Planning                1991   153,000   20,000    40,000      --

James C. Hull            1993   187,312        0    16,000    18,360 (1)
 Vice President and      1992   177,188        0         0    18,737 (2)
 Chief Financial Officer 1991   169,000   23,000    20,000      --

Gene A. Iannazzo         1993   138,000        0     8,000    18,160 (1)(3)
 Vice President,         1992   132,000        0         0    17,920 (2)(3)
 Corporate Marketing     1991   132,000   29,700     5,000      --


(1) Includes Company contributions to accounts in the EnviroSource, Inc. Savings Plan, as follows: Mr. Guzzetti, $8,994; Mr. Dolinger, $4,497; Mr. Hull, $8,994;
       and Mr. Iannazzo, $8,160 and Company contributions to accounts in the EnviroSource, Inc. Profit Sharing Plan as follows: Mr. Guzzetti, $11,792; Mr. Dolinger, $7,794; Mr. Fuehrer, $8,615; and Mr. Hull, $9,366.

(2) Includes Company contributions to accounts in the EnviroSource, Inc. Savings Plan, as follows: Mr. Guzzetti, $8,728; Mr. Dolinger, $4,347; Mr. Hull, $8,728;
       and Mr. Iannazzo, $7,920 and Company contributions to accounts in the EnviroSource, Inc. Profit Sharing Plan as follows: Mr. Guzzetti, $11,443; Mr. Dolinger, $8,195; Mr. Fuehrer, $9,074; and Mr. Hull, $10,009.

(3)    Includes $10,000 of loan forgiveness.  See Item 13 of this
       Report "Certain Relationships and Related Transactions -
       Employee Loans".

                ------------------------

     The following table sets forth the number and value of options granted during the fiscal year ended December 31, 1993 to the Chief Executive Officer and the other four most highly compensated executive officers of the Company, as well as the per share exercise price and the expiration date of options granted.

                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           INDIVIDUAL GRANTS

                                               Percent
                                               of Total
                                               Options/
                                Number of      SARs
                                Securities     Granted to   Exercise
                                Underlying     Employees    or Base                   Grant Date
                                Options/SARs   in Fiscal    Price        Expiration   Present
Name                            Granted(#)     Year         ($/Sh)(1)    Date         Value($)(2)

Louis A. Guzzetti, Jr.          88,000(3)        12.8%       $4.25        6/16/03     $259,600
                                80,000           11.6         4.25        6/16/03      236,000

Jerrold I. Dolinger             38,000(3)         5.5         4.25        6/16/03      112,100
                                18,000            2.6         4.25        6/16/03       53,100

George E. Fuehrer               56,000(3)         8.1         4.25        6/16/03      165,200
                                20,000            2.9         4.25        6/16/03       59,000

James C. Hull                   16,000            2.3         4.25        6/16/03       47,200

Gene A. Iannazzo                 8,000            1.2         4.25        6/16/03       23,600

(1) The exercise price is equal to the closing market price of the Company's Common Stock on the date of grant.

(2) The grant date present values were determined using the Black-Scholes pricing model and the following assumptions:
     50% expected stock price volatility, 6.36% risk-free rate of return, zero dividend yield and option exercise at the end of the 10-year term.

(3) These options vest at the annual rate of 33-1/3% beginning on the first anniversary of the date of grant. All other options listed vest at the annual rate of 20% beginning on the first anniversary of the date of grant.

                   -------------------------

     The following table sets forth the number and value at December 31, 1993 of all exercisable and unexercisable options held by the Chief Executive Officer and the other four most highly compensated executive officers of the Company under the Company's Incentive Stock Option Plan and the 1993 Stock Option Plan. In 1993 none of the named executive officers exercised any options.

       Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                           Number of
                           Securities          Value of
                           Underlying          Unexercised
                           Unexercised         In-the-Money
                           Options/            Options/
                           SARs at             SARs at
                           FY-End (#)          FY-End ($)
                           Exercisable/        Exercisable/
Name                       Unexercisable       Unexercisable(1)

Louis A. Guzzetti, Jr.     168,000/195,000     $10,500/$15,750

Jerrold I. Dolinger         24,000/72,000        7,000/10,500

George E. Fuehrer           68,000/93,000        7,000/10,500

James C. Hull               14,000/32,000        7,000/10,500

Gene A. Iannazzo            11,200/13,800        1,750/2,625


(1) The value of unexercised in-the-money options represents the difference between the fair market value of the underlying securities as of December 31, 1993 and the exercise price of such options.

                 -------------------------------


     Mr. Iannazzo is a participant in the International Mill Service, Inc. Retirement Plan for Salaried Employees (the "IMS Retirement Plan"), a defined benefit plan. The IMS Retirement Plan allocates annually to each participant five percent of such participant's total annual cash compensation (excluding bonuses in excess of the guideline bonus amount under the EnviroSource, Inc. Management Compensation Incentive Plan for any year) and provides for interest to accrue annually at the Pension Benefit Guaranty Corporation's immediate annuity rate. Mr. Iannazzo is the only named executive officer who participates in the IMS Retirement Plan.

     The estimated benefits payable to Mr. Iannazzo under the IMS Retirement Plan upon retirement at normal retirement age is $37,046 per year for life for a straight life annuity, with other actuarially equivalent forms of benefit available under such plan. Normal retirement age is defined in the IMS Retirement Plan as age 65. All other named executive officers of the Company participate in the EnviroSource, Inc. Profit Sharing Plan, a defined contribution plan, contributions under which are included in the Summary Compensation Table in this Item 11.

DIRECTORS' COMPENSATION

     The Company pays each director other than Mr. Guzzetti and general partners or employees of FS&Co. an annual fee of $15,000 (payable in four equal quarterly installments). The Company also pays the reasonable expenses of each director in connection with his attendance at each meeting of the Board of Directors or any committee thereof. In connection with their election in February 1992 as directors of the Company, each of Messrs. Caldiero and Miller was granted an option to purchase 20,000 shares of Common Stock of the Company at an exercise price of $2.625 per share, which became exercisable in September 1993 and expires in March 2002. Upon his resignation as a director in May 1993, Mr. Miller's option would have expired within three months. However, Mr. Miller's option was amended to provide for the continuation thereof upon his re-election to the Board of Directors on August 5, 1993. On August 5, 1993, Mr. Askins was granted an option to purchase 20,000 shares of Common Stock of the Company at an exercise price of $4.25 per share, which becomes exercisable in August 1995 and expires in August 2003. On November 1, 1993, the Company granted an option to purchase 20,000 shares of Common Stock of the Company to Mr. Seder at an exercise price of $4.25 per share, which becomes exercisable in November 1995 and expires in November 2003. Mr. Seder's previously issued option to purchase 20,000 shares of Common Stock at an exercise price of $7.75 was terminated at the same time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation and Stock Option Committee for 1993 were Messrs. Askins, Caldiero, Roth and Simmons. Mr. Askins was an executive officer of the Company from December 1976 until June 1984. The members of the Company's 1993 Stock Option Plan Committee for 1993 were Messrs. Caldiero, Roth and Simmons.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Company's records, and other information obtained by the Company from outside sources, indicate that as of March 1, 1994, unless otherwise stated, the following persons were the beneficial owners of more than 5% of the outstanding shares of the Common Stock of the Company.(1)

                                          Number of
                                          Shares         Percent
Name and Address                          Beneficially   of
of Beneficial Owner           Class       Owned          Class


FS Equity                     Common      20,574,079(3)  49.5%
 Partners II, L.P.            Stock
c/o Freeman Spogli & Co.(2)
11100 Santa Monica Blvd.
Suite 1900
Los Angeles, CA  90025

The IBM Retirement Plan       Common       2,871,954(4)   7.1%
 Trust Fund                   Stock
262 Harbor Drive
Stamford, CT  06904

(1) Unless otherwise disclosed, the persons named in the table have sole voting and investment power with respect to all shares of equity securities shown as beneficially owned by them.

(2) FS&Co., as general partner of FS Equity Partners II, L.P. ("FSEP"), has the sole power to vote and dispose of such shares. Messrs. Roth, Simmons, Spogli and Wardlaw, each of whom is a director of the Company, and Bradford M. Freeman are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the shares of the Company's Common Stock indicated as owned by FSEP.

(3) Includes 1,469,933 shares issuable upon exercise of warrants held by FSEP.

(4) Includes 205,200 shares issuable upon exercise of warrants held by the IBM Trust.


SECURITY OWNERSHIP OF MANAGEMENT

     As of March 1, 1994, the following directors, executive officers and all directors and officers as a group, were the beneficial owners of shares of Common Stock of the Company.

                                                  Equity Securities of the Company
                                                      Beneficially Owned as of
                                                          March 1, 1994(1)

                                                                  Number         Percent
Name and Position with Company                  Class            of Shares      of Class

Class A Directors
  Louis A. Guzzetti, Jr., President and      Common Stock         563,605(3)       1.4%
   Chief Executive Officer
  Jeffrey G. Miller                          Common Stock          20,000(3)        *
  William M. Wardlaw(2)                      Common Stock      20,574,079(4)      49.5%
Class B Directors
  Wallace B. Askins                          Common Stock          16,356           *
  John M. Roth(2)                            Common Stock      20,574,079(4)      49.5%
  Arthur R. Seder, Jr.                       Common Stock          10,000           *
  J. Frederick Simmons(2)                    Common Stock      20,574,079(4)      49.5%
Class C Directors
  Raymond P. Caldiero                        Common Stock          20,000(3)        *
  Jon D. Ralph                                  -----             -----            ---
  William H. Sherer                             -----             -----            ---
  Ronald P. Spogli,                          Common Stock      20,574,079(4)      49.5%
   Chairman of the Board(2)
Other Four Most Highly Compensated
Executive Officers
  Jerrold I. Dolinger                        Common Stock          84,810(3)(5)     *
  George E. Fuehrer                          Common Stock         128,153(3)        *
  James C. Hull                              Common Stock          52,520(3)        *
  Gene A. Iannazzo                           Common Stock          28,843(3)        *
All directors and officers as a group
(17 persons)                                 Common Stock      21,597,950(6)      51.5%

*    Less than 1%

(1) Unless otherwise disclosed, the persons named in the table have sole voting and investment power with respect to all shares of equity securities shown as beneficially owned by them.

(2) All shares shown as beneficially owned are held of record by FSEP. As general partner of FSEP, FS&Co. has the sole power to vote and dispose of such shares. Messrs. Roth, Simmons, Spogli and Wardlaw, each of whom is a director of the Company, are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the shares of the Company's Common Stock indicated as beneficially owned by each of them.

(3) Includes (i) shares for which options under EnviroSource's Incentive Stock Option Plan, EnviroSource's 1993 Stock Option Plan or otherwise are exercisable within 60 days, as follows: Mr. Dolinger, 28,000 shares; Mr. Fuehrer, 73,000 shares; Mr. Guzzetti, 177,000 shares; Mr. Hull, 16,000 shares; Mr. Iannazzo, 13,000 shares; and Messrs. Caldiero and Miller, 20,000 shares each; and (ii) shares held through the EnviroSource, Inc. Savings Plan and the EnviroSource, Inc. Profit Sharing Plan as of December 31, 1993, as follows: Mr. Dolinger, 36,810 shares; Mr. Fuehrer, 25,003 shares; Mr. Guzzetti, 81,255 shares; Mr. Hull, 35,020 shares; and Mr. Iannazzo, 15,593 shares.

(4) Includes 1,469,933 shares issuable upon exercise of warrants held by FSEP.

(5) Excludes 2,000 shares owned by members of Mr. Dolinger's immediate family as to which Mr. Dolinger disclaims beneficial ownership.

(6) Includes (i) 394,600 shares for which options under EnviroSource's Incentive Stock Option Plan, EnviroSource's 1993 Stock Option Plan or otherwise are exercisable within 60 days; (ii) 229,665 shares held through the EnviroSource, Inc. Savings Plan and the EnviroSource, Inc. Profit Sharing Plan as of December 31, 1993; (iii) 19,104,146 shares held of record by FSEP; and (iv) 1,469,933 shares issuable upon exercise of warrants held by FSEP. See footnote (2) for an explanation of the relationship between certain directors and FSEP.

                              ------------------------------

CHANGE OF CONTROL

     Not applicable.


Item 13.  Certain Relationships and Related Transactions.

THE FSC TRANSACTION

     On May 13, 1993, FS&Co., through an affiliate, purchased certain equity securities of the Company from the Company and DKM and WM Financial. See Item 1, "Business - The Recapitalization." In connection with the equity investment, the Company paid FS&Co. a transaction fee of $3,025,137 and DKM and WM Financial collectively paid FS&Co. a transaction fee of $1,974,863.
Certain directors of the Company are general partners or employees of FS&Co. See Item 10, "Directors of the Company."

FINANCING TRANSACTIONS

     In 1984, the Company issued $10 million of debentures and a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $5.00 per share (the "1984 Warrant") to WM Financial for $10 million in cash. The debentures bore interest at 10% and were payable in annual installments of $2 million commencing January 1, 1991. Subsequently, WM Financial assigned the warrant to DKM. Under the terms of the 1984 Warrant, DKM could purchase 1,000,000 shares at any time through December 31, 1994. However, the number of shares eligible to be purchased was automatically reduced by 200,000 shares per year commencing January 1, 1991, to the extent not previously purchased. In May 1990, these debentures were exchanged for 1,840,000 shares of the Company's Common Stock, and in connection with such exchange, the warrant expiration date was extended to January 1, 1998 and the 200,000 share annual reductions were modified to commence January 1, 1994.

     In November 1991, DKM waived certain anti-dilution and pre-emptive right provisions of the 1984 Warrant in connection with the Company's acquisition of the minority interest in Envirosafe. In consideration for such waiver, the Company agreed to reduce the exercise price of the 1984 Warrant from $5.00 to $3.50 per share.

     In July 1990, the Company issued a warrant to purchase 695,652 shares of the Company's Common Stock at an exercise price of $5.75 per share (the "1990 Warrant") to DKM in consideration for DKM's agreement to guarantee up to $12 million of letter of credit reimbursement obligations of the Company. In connection with DKM's consent to the April 15, 1991 amendment to the Company's credit agreement, the Company agreed to reduce the exercise price of such warrant from $5.75 to $4.00 per share.

     As part of the Recapitalization, DKM sold the 1984 Warrant and the 1990 Warrant to the Investors. Messrs. Spogli, Roth, Simmons and Wardlaw are each general partners of FS&Co. FS&Co. sold a portion of each of the 1984 Warrant and the 1990 Warrant to the IBM Trust. Concurrent with the closing of the FSC Transaction, the 1984 Warrants were amended to modify the first 200,000 share annual reduction to commence March 31, 1994, provide for the adjustment of the exercise price under certain circumstances and provide for a cashless exercise feature. The 1990 Warrants were amended to provide for the adjustment of the exercise price under certain circumstances and provide for a cashless exercise feature. See Item 1, "Business - The Recapitalization," Item 12, "Security Ownership of Management," and Note F.

MANAGEMENT AGREEMENT

     In 1984, the Company entered into a consulting agreement with WM Financial pursuant to which WM Financial provided advice and assistance in connection with corporate and financial planning and the investigation, development and negotiation of acquisitions and financing arrangements, for an annual fee of $400,000. The consulting agreement was terminated upon consummation of the FSC Transaction.

     FS&Co. provides advice and assistance to the Company regarding corporate and financial planning and the development of business strategies. The Company does not pay FS&Co. a fee for such services but has agreed to reimburse FS&Co. for all expenses incurred in connection with such advice and assistance.

EMPLOYEE LOANS

     In 1986, the Company granted Mr. Guzzetti a loan of $500,000 (the "1986 Loan") bearing interest at 7.5% per annum and repayable in ten equal annual installments. The first $50,000 installment was repaid on March 31, 1988, the second $50,000 on April 1, 1989 and the third on April 18, 1990. Effective March 31, 1991, the Company agreed to defer the 1991 principal installment payment and extend the maturity of such loan by one year. In addition, the Company loaned Mr. Guzzetti $26,250 to finance the payment of interest on such loan otherwise due on March 31, 1991, represented by a new note bearing interest at 7.5% per annum and repayable on the date the 1986 Loan is due. Effective March 31, 1992, the Company agreed to defer the 1992 principal installment payment and extend the maturity of such loan by an additional year. In addition, the Company loaned Mr. Guzzetti $26,250 to finance the payment of interest on such loan otherwise due on March 31, 1992, represented by a new note bearing interest at 7.5% per annum and repayable on the date the 1986 Loan is due. Effective March 31, 1993, the Company and Mr. Guzzetti agreed to amend the terms of the 1986 Loan to (i) increase the principal amount of such loan by the amount of interest otherwise due on March 31, 1993, (ii) reduce the interest rate commencing April 1, 1993 to 6% per annum, payable annually half in cash and half by adding to the principal amount of the loan on each due date of such interest, (iii) provide for a lump sum payment of principal and accrued and unpaid interest thereon on March 31, 1998, in lieu of annual installment payments, (iv) require payment in full within 30 days of termination of employment and (v) provide for forgiveness of all outstanding amounts due in the event Mr. Guzzetti dies while still employed by the Company. The outstanding principal amount (including financed interest payments) of the 1986 Loan will be $445,669 on March 31, 1994.

     In connection with Common Stock purchases by certain executive officers of the Company in January 1989, the Company loaned $350,000 to Mr. Guzzetti, $220,000 to Mr. Fuehrer, $90,000 to Mr. Anderson, $150,000 to James H. Cornell, former Vice President, General Counsel and Secretary, and $150,000 to Mr. Dolinger. All of such indebtedness bears interest payable annually at the annual rate of 8%, and its principal amount is payable on the earlier of January 13, 1994 or the date of such borrower's termination of employment with the Company. As of April 1, 1991, the Company agreed to increase the principal amount of such loans by the amount of interest payments otherwise then due. Effective April 1, 1992, the Company agreed to increase the principal amount of such loans by the amount of interest payments otherwise due on April 1, 1992. Effective April 1, 1993, the Company agreed to (i) increase the principal amount of such loans by the amount of interest payments otherwise due on April 1, 1993, (ii) extend the maturity of such loans to March 31, 1998, (iii) reduce the interest rate payable on such loans to 6% per annum, payable annually half in cash and half by adding to the principal amount of such loans on each due date of such interest, (iv) require payment in full of all outstanding amounts due under the loans, including accrued interest, within 30 days of termination of employment and (v) provide for forgiveness of all outstanding amounts due under the loans in the event of the officer's death while still employed by the Company. Mr. Cornell's loan, together with accrued and financed interest, was repaid in full in 1993. The aggregate principal amounts (including financed interest payments) of such loans will be $454,126 for Mr. Guzzetti, $285,451 for Mr. Fuehrer, $116,775 for Mr. Anderson, and $194,626 for Mr. Dolinger on April 1, 1994.

     In connection with his relocation to Connecticut in 1989, the Company loaned an aggregate of $40,000 to Mr. Dolinger. The Company agreed to forgive one-fourth of such indebtedness in July 1990, 1991, 1992 and 1993. The amount of such forgiveness has been recorded as income to Mr. Dolinger.

     In connection with Mr. Iannazzo's relocation to Connecticut in 1989, the Company loaned him an aggregate of $40,000. The
Company agreed to forgive one-fourth of such indebtedness in November 1990, 1991, 1992 and 1993. The amount of such forgiveness has been recorded as income to Mr. Iannazzo.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a)  Documents Filed as Part of this Report.

     (1)  Financial Statements.

     The following Consolidated Financial Statements of the
Company and its subsidiaries are included in this Report:

          Reports of Independent Auditors

          Consolidated Balance Sheet at December 31, 1993 and
          1992

          Consolidated Statement of Operations for the Years
          Ended December 31, 1993, 1992 and 1991

          Consolidated Statement of Stockholders' Equity for the
          Years Ended December 31, 1993, 1992 and 1991

          Consolidated Statement of Cash Flows for the Years
          Ended December 31, 1993, 1992 and 1991

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules.

     The following schedules to the Consolidated Financial
Statements of the Company and its subsidiaries are included in this Report:

     Schedule

     II   -    Amounts Receivable from Related Parties and
               Underwriters, Promoters, and Employees other than Related Parties

     III  -    Condensed Financial Information of Registrant

     IV   -    Property, Plant and Equipment

     VI   -    Accumulated Depreciation, Depletion and
               Amortization of Property, Plant and Equipment

     VIII -    Valuation and Qualifying Accounts

     X    -    Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required or are inapplicable, and therefore have been omitted, or the required information is disclosed in the Consolidated Financial Statements.

     (3)  Exhibits.


       2.1 - Second Modified Plan of Reorganization of the Company (incorporated herein by reference to Exhibits 1, 2 and 3 to the Company's Current Report on Form 8-K dated November 30, 1983 (File No. 1-1363)).

       2.2 - Order, dated January 13, 1984, of the United States District Court for the Northern District of Ohio (modifying the Second Modified Plan of Reorganization of the Company) (incorporated herein by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (File No. 1-
                 1363)).

       2.3 - Agreement and Plan of Merger, dated as of November 26, 1991, by and among the Company, Envirosafe Services, Inc. and ESI Merger Co. (incorporated herein by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, filed on January 24, 1992 (File No. 33-45270)).

       3.1 - Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-1363)).

       3.2 - Certificate of Amendment to the Certificate of Incorporation of the Company, dated February 26, 1992 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-1363)).

       3.3 - Certificate of Amendment to the Certificate of Incorporation of the Company, dated August 5, 1993 (incorporated herein by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-1363)).

       3.4  -    Certificate of Designation of Shares of Class H
                 Cumulative Preferred Stock of the Company
                 (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1987 (File
                 No. 1-1363)).

       3.5  -    Certificate of Designation of Shares of Class I
                 Cumulative Redeemable Preferred Stock, Series A,
                 Increasing Rate of the Company (incorporated herein by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-
                 1363)).

       3.6  -    Certificate of Designation of Shares of Class I
                 Cumulative Redeemable Preferred Stock, Series B,
                 Exchangeable of the Company (incorporated herein by reference to Exhibit 3.6 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-1363)).

       3.7  -    Certificate of Designation of Shares of Class I
                 Preferred Stock, Series C of the Company
                 (incorporated herein by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File
                 No. 1-1363)).

       3.8 - Certificate of Designation of the Preferences of Class J Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

       3.9 - Certificate of Correction to the Certificate of Designation of the Preferences of Class J Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-1363)).

       3.10 - By-Laws of the Company (incorporated herein by reference to Exhibit C (pages C-1 to C-9) to the Company's Proxy Statement filed April 24, 1987, in respect of its 1987 Annual Meeting of Stockholders (File No. 1-1363)).

       3.11   -  Amendment to the By-Laws of the Company
                 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File
                 No. 1-1363)).

       4.1 - Term Loan Agreement, dated as of December 28, 1990, between West One Bank, N.A., Imsamet of Idaho, Inc., the Company and International Mill Service, Inc. (The Company agrees to furnish a copy of such agreement to the Commission upon request).

       4.2 - Letter Amendment, effective January 28, 1992, to the Term Loan Agreement to which reference is made in Exhibit 4.1 to this Annual Report on Form 10-K. (The Company agrees to furnish a copy of such amendment to the Commission upon request.)

       4.3 - Loan and Security Agreement, dated as of April 6, 1993, between IMS Funding Corporation and Greyhound Financial Corporation. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

       4.4 - Indenture, dated as of July 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003, including the form of such Notes attached as Exhibit A thereto (incorporated herein by reference to Exhibit
                 4.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-1363)).

       4.5 - Registration Rights Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P., The IBM Retirement Plan Trust Fund and Enso Partners, L.P. (incorporated herein by reference to Exhibit 4.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

       4.6 - Warrants to purchase shares of Common Stock of the Company issued to FS Equity Partners II, L.P., pursuant to the Stock Purchase Agreement, dated as of April 16, 1993, among the Company, The Dyson-Kissner-Moran Corporation, WM Financial Corporation and FS Equity Partners II, L.P., as amended (incorporated herein by reference to Exhibit 4.30 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

       4.7 - Warrants to purchase shares of Common Stock of the Company issued to The IBM Retirement Plan Trust Fund, pursuant to the Purchase Agreement and Assignment and Assumption Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P. and The IBM Retirement Plan Trust Fund (incorporated herein by reference to Exhibit 4.31 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

       4.8 - Warrants to purchase shares of Common Stock of the Company issued to Enso Partners, L.P., pursuant to the Stock Purchase Agreement, dated as of May 13, 1993, among the Company, The Dyson-Kissner-Moran Corporation, WM Financial Corporation and Enso Partners, L.P. (incorporated herein by reference to Exhibit
                 4.32 to Amendment No. 1 to the Company's
                 Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

       4.9 - Credit Agreement, dated as of June 24, 1993, among the Company, International Mill Service, Inc., the banks parties thereto, Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as Co-Agents, and Chemical Bank, as Administrative Agent (incorporated herein by reference to Exhibit 28.3 to the Company's Current Report on Form 8-K, dated July 1, 1993 (File No. 1-1363)).

       4.10* - First Amendment to the Credit Agreement, dated as of December 23, 1993, among the Company, International Mill Service, Inc., the banks parties thereto, Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as Co-Agents, and Chemical Bank, as Administrative Agent.

       4.11 - Warrants to purchase 300,000 shares of Common Stock issued to Chemical Bank, NCNB Texas National Bank, Banque Paribas, National Bank of Canada and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed October 31, 1991 (File No. 33-42381)).


* Filed herewith.

      10.1    -  Restated Incentive Stock Option Plan of the
                 Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

      10.2    -  Stock Purchase Agreement, dated as of April 16,
                 1993, among the Company, The Dyson-Kissner-Moran Corporation, WM Financial Corporation and FS Equity Partners II, L.P. (incorporated herein by reference to Exhibit 4.21 to the Company's Form 8 Amendment to Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

      10.3    -  First Amendment to the Stock Purchase Agreement,
                 dated as of May 13, 1993, among the Company, The Dyson-Kissner-Moran Corporation, WM Financial Corporation and FS Equity Partners II, L.P. (incorporated herein by reference to Exhibit
                 28.2 to the Company's Current Report on Form 8-K, dated May 27, 1993 (File No. 1-1363)).

      10.4    -  Purchase Agreement and Assignment and Assumption
                 Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P. and The IBM Retirement Plan Trust Fund (incorporated herein by reference to Exhibit 28.4 to the Company's Current Report on Form 8-K, dated May 27, 1993 (File No. 1-1363)).

      10.5    -  Stock Purchase Agreement, dated as of May 13,
                 1993, among the Company, The Dyson-Kissner-Moran Corporation, WM Financial Corporation and Enso Partners, L.P. (incorporated herein by reference to Exhibit 28.3 to the Company's Current Report on Form 8-K, dated May 27, 1993 (File No. 1-
                 1363)).

      10.6    -  Promissory Note of Louis A. Guzzetti, Jr., dated
                 March 31, 1993, amending and replacing the Promissory Notes dated October 15, 1987, March 31, 1991 and March 31, 1992 and the Letter Amendments dated April 13, 1991 and May 12, 1992, payable to the Company in the principal amount of $432,678.50 (incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

      10.7    -  Promissory Notes of Aarne Anderson, James H.
                 Cornell, Jerrold I. Dolinger, George E. Fuehrer, George T. Milano and Mr. Guzzetti, dated as of April 1, 1993, amending and replacing the Promissory Notes dated January 13, 1989, April 1, 1991 and April 1, 1992, payable to the Company in the aggregate principal amount of $1,247,123.80 (incorporated herein by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

      10.8    -  Stock Option Agreement, dated March 18, 1992,
                 between the Company and Raymond P. Caldiero
                 (incorporated herein by reference to Exhibit
                 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

      10.9    -  Stock Option Agreement, dated March 18, 1992,
                 between the Company and Jeffrey G. Miller
                 (incorporated herein by reference to Exhibit
                 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

      10.10   -  Amendment, dated August 5, 1993, to the Stock
                 Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller, to which reference is made in Exhibit 10.9 to this Annual Report on Form 10-K (incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

      10.11   -  Stock Option Agreement, dated August 5, 1993,
                 between the Company and Wallace B. Askins
                 (incorporated herein by reference to Exhibit
                 10.23 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

      10.12*  -  Stock Option Agreement, dated November 1, 1993, between the Company and Arthur R. Seder, Jr.


* Filed herewith.

      10.13   -  1993 Stock Option Plan of the Company
                 (incorporated herein by reference to Exhibit
                 10.21 to Amendment No. 1 to the Company's
                 Registration Statement on Form S-1, filed June
                 14, 1993 (File No. 33-62050)).

      21.1*   -  Subsidiaries of the Company.

      23.1*   -  Consent of Ernst & Young.

      23.2*   -  Consent of KPMG Peat Marwick.


     (b)  Reports on Form 8-K.

          During the last quarter of the fiscal year ended
December 31, 1993, the Company filed no Current Reports on Form
8-K.











*  Filed herewith.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   ENVIROSOURCE, INC.

Dated:  March 25, 1994             By: /S/ LOUIS A. GUZZETTI, JR.
                                        Louis A. Guzzetti, Jr.
                                        President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 25, 1994.

Signature                          Title

/S/ LOUIS A. GUZZETTI, JR.         President and Chief Executive
Louis A. Guzzetti, Jr.              Officer (Principal Executive
                                    Officer) and Director


/S/ JAMES C. HULL                  Vice President and Chief
James C. Hull                       Financial Officer (Principal
                                    Financial and Accounting
                                    Officer)


/S/ RONALD P. SPOGLI               Chairman of the Board of
Ronald P. Spogli                    Directors


/S/ WALLACE B. ASKINS              Director
Wallace B. Askins


/S/ RAYMOND P. CALDIERO            Director
Raymond P. Caldiero


/S/ JEFFREY G. MILLER              Director
Jeffrey G. Miller


                                   Director
Jon D. Ralph


/S/ JOHN M. ROTH                   Director
John M. Roth


/S/ ARTHUR R. SEDER, JR.           Director
Arthur R. Seder, Jr.


/S/ WILLIAM H. SHERER              Director
William H. Sherer


/S/ J. FREDERICK SIMMONS           Director
J. Frederick Simmons


                                   Director
William M. Wardlaw

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
EnviroSource, Inc.

We have audited the accompanying consolidated balance sheet of EnviroSource, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1991 financial statements of Envirosafe Services, Inc., a consolidated subsidiary, which statements reflect total revenues of $37.5 million for the year ended December 31, 1991. The 1991 financial statements of Envirosafe Services, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Envirosafe Services, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, in 1991, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroSource, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and in 1991, the report of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note J to the financial statements, in 1993 the Company changed its method of accounting for income taxes.


                                   ERNST & YOUNG

Stamford, Connecticut
March 2, 1994

                  Independent Auditors' Report


The Board of Directors
Envirosafe Services, Inc.:


We have audited the consolidated statements of operations, shareholders' equity, and cash flows of Envirosafe Services, Inc. and subsidiaries for the year ended December 31, 1991 (not presented separately herein). In connection with our audit of the consolidated financial statements, we have audited the financial statement schedules of Property, Plant and Equipment (Schedule V), Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment (Schedule VI) and the Valuation and Qualifying Accounts (Schedule VIII) for the year ended December 31, 1991 (not presented separately herein). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Envirosafe Services, Inc. and subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                   KPMG PEAT MARWICK


Philadelphia, Pennsylvania
February 28, 1992

                       EnviroSource, Inc.
                   CONSOLIDATED BALANCE SHEET
                     (Dollars in thousands)
                                               December 31,
                                             1993         1992

ASSETS

Current assets:
  Cash and cash equivalents               $   10,582   $  10,695
  Accounts receivable, less allowance
    for doubtful accounts of $944
    and $1,333                                36,196      37,394
  Other current assets                         8,093       7,577
                                          ----------   ---------
    Total current assets                      54,871      55,666

Property, plant and equipment:
  Land and improvements                        6,085       7,422
  Landfill development                        38,303      32,153
  Buildings and improvements                  15,505      15,246
  Machinery and equipment                    188,892     176,798
                                          ----------   ---------
                                             248,785     231,619
  Less allowance for depreciation            107,241      86,048
                                          ----------   ---------
                                             141,544     145,571

Goodwill, less amortization                  172,166     198,517

Landfill permits, less amortization           24,661      25,967

Closure trust funds and deferred
  charges, less amortization                  14,909      10,600

Debt issuance costs, less amortization         9,061       2,303

Other assets                                  10,033       5,923
                                          ----------   ---------
                                          $  427,245   $ 444,547
                                          ==========   =========

See Notes to Consolidated Financial Statements.

                       EnviroSource, Inc.
             CONSOLIDATED BALANCE SHEET -- Continued
                     (Dollars in thousands)

                                               December 31,
                                             1993         1992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                          $  13,607    $  11,873
  Salaries, wages and related benefits        9,075        7,410
  Insurance                                   7,217       10,932
  Interest                                    1,072        6,105
  Estimated restructuring costs              10,900
  Other current liabilities                  21,904       19,359
  Current portion of debt and
    redeemable preferred stock                8,492        5,125
                                          ---------    ---------
      Total current liabilities              72,267       60,804

Long-term debt                              235,842      235,668

Other liabilities                            66,208       83,676

Redeemable preferred stock                   38,711       43,850

Commitments and contingencies
  (Notes D and O)

Stockholders' equity:
  Class H Cumulative Preferred Stock                          27
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,052,259 shares issued and
    outstanding in 1993 and 25,002,454
    shares issued in 1992                     2,003        1,250
  Capital in excess of par value            162,461      129,394
  Accumulated deficit                      (148,605)    (100,209)
  Treasury stock                                          (8,923)
  Stock purchase loans receivable from
    officers                                   (840)        (990)
  Canadian translation adjustment              (802)
                                          ---------    ---------
      Total stockholders' equity             14,217       20,549
                                          ---------    ---------
                                          $ 427,245    $ 444,547
                                          =========    =========




See Notes to Consolidated Financial Statements.

                         EnviroSource, Inc.
                CONSOLIDATED STATEMENT OF OPERATIONS
        (Dollars in thousands, except for per share amounts)


                                     Years Ended December 31,
                                   1993        1992         1991

Revenues                        $ 271,026   $ 232,652    $ 223,902

Cost of revenues                  208,511     171,803      168,563
Selling, general and admin-
  istrative expenses               35,362      34,504       36,394
Restructuring charge, net          18,500
                                ---------   ---------    ---------
Operating income                    8,653      26,345       18,945

Interest income                     1,185       1,069        1,576
Interest expense                  (28,863)    (33,653)     (35,856)
                                ---------   ---------    ---------
                                  (19,025)     (6,239)     (15,335)

Income tax expense                  2,549       1,299        1,483
Minority interest                                              566
                                ---------   ---------    ---------
Loss before extraordinary loss
  and cumulative effect of
  accounting change               (21,574)     (7,538)     (17,384)

Extraordinary loss from
  extinguishment of debt          (21,930)

Cumulative effect of income
  tax accounting change            (2,302)
                                ---------   ---------    ---------
Net loss                          (45,806)     (7,538)     (17,384)

Preferred stock dividend
  requirements and accretion       (3,182)     (4,095)      (4,691)
                                ---------   ---------    ---------

Loss applicable to common
  shares and equivalents        $ (48,988)  $ (11,633)   $ (22,075)
                                =========   =========    =========
Loss per share:
  Before extraordinary loss
    and cumulative effect of
    accounting change           $    (.73)  $    (.52)   $   (1.51)
  Extraordinary loss                 (.64)
  Cumulative effect of
    accounting change                (.07)
                                ---------   ---------    ---------
  Net loss                      $   (1.44)  $    (.52)   $   (1.51)
                                =========   =========    =========


See Notes to Consolidated Financial Statements.

                                          EnviroSource, Inc.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (Dollars in thousands)
                                                                                    Stock
                                                                                  Purchase
                            Class H                                               Loans and
                          Cumulative            Capital in                        Canadian
                           Preferred   Common    Excess of Accumulated Treasury  Translation
                             Stock      Stock    Par Value   Deficit     Stock   Adjustment    Total

Balance December 31, 1990 $      27  $     696  $  81,775  $ (69,378) $  (8,923) $    (990) $   3,207
Warrant price adjustment                              350                                         350
Warrants issued                                       762                                         762
Common stock issued
  (3,339,345 shares)                       167     26,897                                      27,064
Net loss                                                     (17,384)                         (17,384)
Preferred stock dividends                                     (3,089)                          (3,089)
Preferred stock accretion                                       (215)                            (215)
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance December 31, 1991        27        863    109,784    (90,066)    (8,923)      (990)    10,695

Common stock issued
  (7,741,243 shares)                       387     18,952                                      19,339
Value attributed to Enviro-
  safe stock options becoming
  EnviroSource options                                658                                         658
Net loss                                                      (7,538)                          (7,538)
Preferred stock dividends                                     (2,455)                          (2,455)
Preferred stock accretion                                       (150)                            (150)
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance December 31, 1992        27      1,250    129,394   (100,209)    (8,923)      (990)    20,549

Common stock issued
  (16,460,555 shares)           (27)       753     33,067                 8,923                42,716
Net loss                                                     (45,806)                         (45,806)
Preferred stock dividends                                     (2,455)                          (2,455)
Preferred stock accretion                                       (135)                            (135)
Loan repayment                                                                         150        150
Translation adjustment                                                                (802)      (802)
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance December 31, 1993         -  $   2,003  $ 162,461  $(148,605)         -  $  (1,642) $  14,217
                          =========  =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

                           EnviroSource, Inc.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in thousands)

                                             Years Ended December 31,
                                            1993       1992     1991
OPERATING ACTIVITIES
Loss before extraordinary loss and cumu-
  lative effect of accounting change      $(21,574)  $(7,538) $(17,384)
Adjustments to reconcile loss to cash
  provided by operations:
  Restructuring charge, net                 18,500
  Depreciation                              27,241    24,682    25,161
  Amortization                              10,782    12,583    12,085
  Closure cost amortization and accruals     3,219     2,926     2,316
  Net changes in working capital            (1,505)   (3,850)      444
  Other                                       (941)      792    (2,442)
                                          --------   -------  --------
Cash provided by operating activities       35,722    29,595    20,180
                                          --------   -------  --------
INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                (32,768)  (39,126)  (25,824)
  Proceeds from dispositions                   128     4,467     2,441
Landfill permit additions and
  closure expenditures                        (965)   (2,657)   (3,300)
Closure trust fund payments                 (5,174)   (1,797)   (2,211)
Ongoing net cash flows related to
  IU acquisition                            (4,816)    8,372    (2,354)
Disposition of an equity investment                             12,000
Refunds (deposits) on equipment
  to be leased                                         4,005    (4,005)
Other                                          131    (1,066)   (2,990)
                                          --------   -------  --------
Cash used by investing activities          (43,464)  (27,802)  (26,243)
                                          --------   -------  --------
FINANCING ACTIVITIES
Sale of common stock                        42,716       111
Issuance of debt                           238,500    46,915    31,349
Debt issuance costs                         (9,687)
Debt repayments                           (247,404)  (43,362)  (32,112)
Cash portion of extraordinary loss         (11,348)
Redemption of preferred stock               (5,148)   (1,352)
Preferred stock exchange costs                                    (218)
                                          --------   -------  --------
Cash provided (used) by financing
  activities                                 7,629     2,312      (981)
                                          --------   -------  --------
CASH AND CASH EQUIVALENTS
  Increase (decrease) during the year         (113)    4,105    (7,044)
  Beginning of year                         10,695     6,590    13,634
                                          --------  --------  --------
  End of year                             $ 10,582  $ 10,695  $  6,590
                                          ========  ========  ========






See Notes to Consolidated Financial Statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries.
Intercompany accounts and transactions have been eliminated.
Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

Cash equivalents: Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

Property, plant and equipment: Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed by the straight-line method based on the following lives: buildings -- 10 to 30 years and machinery and equipment -- 3 to 25 years. Landfill development costs are depreciated based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity.

Landfill permits: Permit costs for prospective landfills are expensed until management determines that permitting efforts will be successful. Costs to acquire or maintain permits for authorized facilities are deferred and amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Accumulated amortization was $7.6 million and $5.5 million at December 31, 1993 and 1992.

Closure trust funds and deferred charges: An Idaho closure trust fund secures Idaho landfill closure and post-closure obligations, which are being accrued as liabilities in the balance sheet. The trust fund is invested in U.S. government and government agency securities that are carried at cost, which approximates market value. Interest income is recognized and excess funds, if any, will revert to the Company.

Ohio landfill trust fund balances represent deferred charges that are being amortized as part of closure costs. These trusts (also invested in U.S. government and government agency securities) will fund the latter stages of closure activity and all post-closure activity in perpetuity. Excess funds, if any, will revert to the State of Ohio; accordingly, no interest income is recognized. Accumulated amortization was $5.8 million and $4.3 million at December 31, 1993 and 1992.

Closure costs: The estimated costs of the future closure and post-closure monitoring and maintenance of landfills are amortized or accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Closure costs are similar to landfill development costs, but are generally incurred for aboveground construction. Closure cost accruals of $8.7 million and $7.6 million are included in other long-term liabilities at December 31, 1993 and 1992.

Goodwill: The excess of purchase price over fair value of identified net assets of acquired businesses is recorded as an asset and amortized using the straight-line method over 40 years. Accumulated amortization was $32.5 million and $26.9 million at December 31, 1993 and 1992. Most of the goodwill is identified with the Company's excellent reputation and long-term relationships with steel industry customers. The goodwill would not be impaired unless the Company were to lose a significant number of these customers. The Company has a history of high customer contract renewal rates.

Revenues: Most of the Company's revenues are recognized as services are provided to customers. Revenues of $27.2 million in 1993, $6.7 million in 1992 and $3.5 million in 1991 are from long-term contracts to design, supply and construct "wet scrubber sludge" stabilization systems for electric utilities. Revenues from these contracts are recognized using the percentage-of-completion method, with progress toward completion measured in labor hours. Such contracts are segmented between "design and supply" and "construction", and a separate profit margin is recognized for each segment. Unbilled revenues of $4.1 million included in accounts receivable at December 31, 1992, became billable in 1993 as contract milestones were reached. Other assets includes long-term contract receivables of $4 million at December 31, 1993 that become due in 1995.

Postemployment benefits: The requirements of Statement of Financial Accounting Standards No. 112, to be adopted as of January 1, 1994, will not have a material effect on the Company.

Per share calculations:   Per share amounts are based on the
weighted average number of common shares outstanding:  34,009,000 in 1993, 22,251,000 in 1992 and 14,572,000 in 1991.  As
anticipated, the Class J preferred stock was automatically converted into common stock (Note B); accordingly, all common share and per share amounts reflect it as common stock from its May 13, 1993 issuance. Because there were losses in all years, common stock equivalents and Class G preferred stock had no dilutive effects.

On May 13, 1993 the Company issued the equivalent of 13,333,333 shares of common stock, including the Class J preferred stock, and all the outstanding Class H preferred stock was exchanged into 3,066,667 common shares (Note B). Had such transactions taken place at the beginning of 1993, the per share loss before the extraordinary loss and the cumulative effect of an accounting change would have been $.58.


NOTE B -- RECAPITALIZATION

All of the following transactions were completed on May 13, 1993 except for the August 5, 1993 conversion of Class J preferred stock and replacement of three directors.

- -    The Company sold the equivalent of 13,333,333 shares of the
     Company's common stock to an affiliate of Freeman Spogli & Co. ("Freeman Spogli") and another investor for $50 million in cash ($42.7 million after fees and expenses). The securities sold were 6,433,333 shares of common stock and 230,000 shares of a new Class J preferred stock. On August 5, 1993 all the Class J preferred stock was automatically converted into 6,900,000 shares of common stock upon the effectiveness of an amendment to the Company's Certificate of Incorporation increasing the number of authorized common shares to 60,000,000.

- -    Freeman Spogli and the other investor purchased from The
     Dyson-Kissner-Moran Corporation and WM Financial Corporation (together "DKM"), for an aggregate purchase price of $32.6 million, the following: (i) 5,636,568 shares of the Company's common stock, (ii) all 107,000 outstanding shares of the Company's Class H preferred stock, (iii) warrants to purchase 1,695,652 shares of the Company's common stock at exercise prices of $3.50 and $4.00 per share, and (iv) an option (subsequently exercised) to purchase 1,000 shares of the Company's common stock from DKM for $3.75 per share. Simultaneous with their purchase, all of the outstanding shares of Class H preferred stock were exchanged for 3,066,667 newly issued shares of the Company's common stock and the warrants were amended to provide for their exercise using a cashless exercise feature.

- -    Freeman Spogli sold a portion of the aforementioned securities to The IBM Retirement Plan Trust Fund (the "IBM Trust"). As a result of these transactions, Freeman Spogli owns 47.3% and the IBM Trust owns 6.6% of the total outstanding voting power of the Company, and DKM no longer owns any interest in the Company.

- -    Four of the 11 members of the Board of Directors were replaced by designees of Freeman Spogli. Three additional members were replaced by Freeman Spogli designees at the Company's Annual
     Meeting on August 5, 1993.

- -    The net proceeds from the equity sale were applied to (i)
     redeem for $4.3 million the Class B, D and E preferred stock held by DKM, (ii) repay $10 million of notes due June 30, 1994, and (iii) reduce bank credit agreement borrowings.

In addition, on July 1, 1993:

- -    The Company sold $220 million principal amount of 9-3/4%
     Senior Notes for $212.4 million of net proceeds, after expenses and underwriting discounts and commissions. See Note
     D.  Most of the proceeds were used to retire the 14%
     Subordinated Notes and reduce bank credit agreement borrowings to zero.

- -    The Company entered into a new $60 million bank credit
     facility to replace its then existing bank credit agreement.
     See Note D.

- -    The Company called all of its outstanding 14% Subordinated
     Notes for redemption, at a price of 106.2% of principal amount plus interest through the redemption date. The redemption was completed on August 2, 1993.

Extraordinary Loss

- -    The above transactions resulted in an extraordinary loss from extinguishment of debt of $21.9 million, consisting of the unamortized debt discount and issuance costs of the retired debt and terminated bank credit agreement together with the redemption premium and other related costs for the 14% Subordinated Notes.


NOTE C -- RESTRUCTURING CHARGE, NET

In the fourth quarter of 1993, the Company recorded a $22 million restructuring charge, primarily to (i) terminate recycling initiatives that have not achieved profitability, (ii) discontinue efforts to obtain a hazardous waste landfill permit in Pennsylvania, and (iii) reorganize its Envirosafe and Conversion Systems units into the Treatment and Disposal Services business segment. The terminated recycling units (for the thermal treatment of electric arc steel furnace flue dust to recover zinc and for the sale of stabilized electric utility scrubber sludge for use in manufacturing concrete masonry blocks), together with Pennsylvania permitting efforts and other terminated activities, incurred 1993 operating losses and costs that reduced operating income by $3.3 million. Reorganizing into the Treatment and Disposal Services business segment has reduced staff headcount and eliminated an office that together would have cost approximately $2.8 million in 1994. In addition, the Company has taken steps to reduce its annual corporate headquarters costs by approximately $1 million. Approximately $10 million of the total restructuring charge represents anticipated non-cash losses resulting primarily from the write-off of property, plant and equipment. The charge also includes $1 million for estimated operating losses while the discontinued activities are being terminated, mostly during the first half of 1994, and the remainder represents estimated 1994 cash costs to close down operating sites, most of which will be expended in 1994.

Based on progress to date, the Company expects to settle certain of the IU acquisition liabilities recorded for insurance and other matters (Note H) for less than originally anticipated.
Accordingly, the Company reduced such liabilities by $3.5 million in the fourth quarter of 1993. The resulting credit to income, together with the $22 million restructuring charge, amounted to $17.6 million or $.52 per share, after taxes.


NOTE D -- DEBT

As part of the recapitalization (see Note B), the Company sold $220 million of 9-3/4% Senior Notes and negotiated a new bank credit facility. Most of the proceeds were used to retire $160 million principal amount of unsecured notes (effective interest rate approximately 16.4%) and reduce bank credit agreement borrowings to zero.

Debt is summarized as follows (in thousands):
                                               December 31,
                                             1993         1992

9-3/4% Senior Notes                       $  220,000
1993 Equipment Loan                            8,482
Debt repaid in recapitalization                        $ 222,800
Other                                         12,447      17,169
                                          ----------   ---------
                                             240,929     239,969
Less current maturities                        5,087       4,301
                                          ----------   ---------
Long-term debt                            $  235,842   $ 235,668
                                          ==========   =========

At December 31, 1993, required principal payments for each of the succeeding five years are: $5.1 million in 1994, $5 million in 1995, $4.2 million in 1996, $2.5 million in 1997 and $3.7 million in 1998.

The 9-3/4% Senior Notes (10.3% effective rate including amortization of issuance costs) are due in 2003 and are redeemable, in whole or in part, at the Company's option after June 15, 1998 at 104.9% of principal amount, declining to 100% by June 15, 2001. In addition, the Company may redeem prior to June 15, 1995 up to $55 million principal amount at a price of 109.75% of principal amount with the net proceeds of an offering of capital stock (as defined). Upon a change in control (as defined), the Company must offer to purchase the Senior Notes at 101% of principal amount.

The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. Interest on borrowings is at a bank's prime rate (6% at December 31, 1993) plus 1.5%. Outstanding letter of credit fees are at the rate of 2% per annum, and there is a .5% per annum commitment fee on the unutilized portion of the total amount. The facility is secured by accounts receivable and stock and notes of subsidiaries. At December 31, 1993, there were no revolving credit borrowings and $12.7 million of standby letters of credit were outstanding under this facility.

The bank credit facility prohibits cash dividends and contains financial covenants that require the Company to meet certain financial ratios and tests. The bank facility also restricts retirements of Class G preferred stock as set forth in the next paragraph and limits 1994 capital expenditures to $42.2 million. Both the Senior Notes indenture and the bank facility contain additional restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

The bank facility prohibits the Company from paying dividends on its Class G preferred stock, but permits the Company to redeem (including accumulated dividends) or retire shares of its Class G preferred stock with up to $5 million in cash (including borrowings thereunder) at any time. Subject to a test that requires improved financial performance, the amount of allowable Class G retirements progressively increases to a total of $35 million by July 1995.
The bank facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. In March 1994, the Company retired 30,000 shares of Class G preferred stock for $3.4 million. Redemption of the remaining outstanding Class G preferred stock, assuming no dividends are paid earlier, would require $44.3 million in 1996.

On April 6, 1993, the Company entered into a $9.5 million equipment loan that bears interest at 7.89% (11.7% effective rate) and is repayable monthly at the rate of $1.4 million per year through March 1998, with the balance due April 1, 1998.


NOTE E -- REDEEMABLE PREFERRED STOCK

Redeemable preferred stock includes the following (in thousands):


                                 Recorded Values December 31,
      Issue                      1993        1992         1991

Class G                       $   42,116  $   39,526   $   36,922
Classes B, D and E                             5,148        6,500
                              ----------  ----------   ----------
                              $   42,116  $   44,674   $   43,422
                              ==========  ==========   ==========

At December 31, 1993, 338,580 shares of Class G preferred stock, $.25 par value per share, were outstanding, with a redemption value of $42.4 million. Each share is convertible into 7.7 shares of common stock and 2,607,066 shares are reserved for such conversions; 3,600 shares were converted in 1991. Also in 1991, pursuant to an exchange offer, 211,750 shares of Class G preferred stock were exchanged for 2,011,625 shares of common stock. In March 1994, the Company retired 30,000 shares of Class G preferred stock for $3.4 million. The Company is required to redeem, at $100 per share plus accrued dividends, the remaining 308,580 shares on July 15, 1996. Redemption of the Class G preferred stock is limited by the bank credit facility (Note D).

Class G preferred stock holders are entitled to receive cumulative quarterly dividends, when declared, at the annual rate of $7.25 per share. The Company has not declared quarterly dividends that were otherwise payable beginning in October 1990, and the bank credit facility prohibits the Company from paying such dividends until 1998 (Note D). Due to dividend arrearages, the holders of the Class G preferred stock became entitled in 1992 to add two directors to the Company's Board of Directors, but have not exercised this right. The December 31, 1993 recorded value and redemption value of the Class G preferred stock both include approximately $8.6 million of cumulative and undeclared dividends. The terms of the Class G preferred stock prohibit dividends on the Company's common stock.

Upon liquidation, dissolution or winding up of the Company, the holders of Class G preferred stock are entitled to receive the redemption value of their shares before any distribution in respect of the common stock. Each share of Class G preferred stock has one vote, generally voting as a single class with the shares of common stock upon all matters presented to the stockholders.


NOTE F -- STOCKHOLDERS' EQUITY

As part of the recapitalization (Note B), the Company issued the equivalent of 13,333,333 shares of the Company's common stock, including all 1,410,750 shares held in the treasury, and all 107,000 outstanding shares of Class H Cumulative Preferred Stock, par value $.25 per share, were exchanged for 3,066,667 shares of common stock.

In 1991, 2,039,345 shares of common stock were issued in exchange for and conversion of Class G preferred stock (Note E), and 800,000 shares were issued to DKM in lieu of $2.8 million of interest payments otherwise due over the following two years on a promissory note. In 1992, 7,205,000 shares were issued to purchase the 37.5% Envirosafe minority interest (Note M).

The Company issued 499,993 shares of its common stock to the noteholders in 1992 and 500,000 shares in 1991 pursuant to the terms of the Company's previously outstanding 14% Subordinated Notes, rather than purchase portions of such notes at a premium. This resulted in stockholders' equity increases of $1.8 million in 1992 and $2 million in 1991.

At December 31, 1993, warrants were outstanding to purchase (i) 695,652 shares of the Company's common stock at $4 per share, expiring in 1995, and (ii) 1,000,000 shares at $3.50 per share.
The number of shares purchasable under the $3.50 warrants declines by 200,000 annually on March 31, 1994 and on each January 1 thereafter. The warrants may be exercised using a cashless exercise feature (by the surrender of shares of common stock subject to the warrants). Freeman Spogli holds warrants for 87% of such shares and the IBM Trust holds 12%.

In 1993, a warrant to purchase 55,555 shares of the Company's common stock was exercised at seven cents per share. Warrants to purchase an additional 244,445 shares of common stock at seven cents per share, issued in October 1991 in connection with a credit agreement amendment, remain outstanding.

A total of 7,747,613 shares of the Company's common stock have been reserved for the warrants described above, for conversion of Class G preferred stock (Note E) and for stock options (Note G).

Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

The Company is authorized to issue 5.3 million shares of preferred stock, par value $.25 per share, with such terms and conditions as shall be specified by the Company's Board of Directors.


NOTE G -- STOCK OPTIONS

The Company maintains stock option plans that provide for grants to key employees of options to purchase up to 3,250,000 shares of the Company's common stock. Options under the plans may be incentive stock options or non-qualified stock options. The terms, conditions and numbers of shares are determined by the Compensation and Stock Option Committee of the Board of Directors. Incentive stock options may not be granted at option prices less than the fair market value of the stock at the time of grant. Non-qualified stock options may not be granted at option prices less than 50% of the fair market value at the time of grant. At December 31, 1993, 1,556,850 shares were available for grants under the plans.

As a result of the February 1992 acquisition of the Envirosafe minority interest (Note M), Envirosafe's outstanding stock options became options to purchase 700,000 shares of the Company's common stock at prices ranging from $2.73 to $3.36 per share.

The Company has granted four directors (who are not affiliated with Freeman Spogli) options outside the option plans to purchase 80,000 shares of the Company's common stock at option prices equal to the fair market value at the time of grant.

Option activity is summarized below:
                                              Shares
                                    1993       1992       1991

Shares under option at Jan. 1    1,511,600  1,021,100    918,100
Options granted                    689,000    144,500    309,600
Envirosafe options that became
  EnviroSource options                        700,000
Options exercised (at average
  exercise prices of $2.50 in
  1993 and $3.05 in 1992)           (5,000)   (36,250)
Options expired or cancelled      (552,000)  (317,750)  (206,600)
                                 ---------  ---------  ---------
Shares under option at Dec. 31   1,643,600  1,511,600  1,021,100
                                 =========  =========  =========
Options exercisable at Dec. 31     618,140    957,300    454,700
                                 =========  =========  =========

At December 31, 1993, option prices ranged from $2.13 to $8.38 per share, and averaged $4.40 per share. These options expire on various dates from January 1994 through November 2003.


NOTE H - IU ACQUISITION OBLIGATIONS

The Company purchased IU International Corporation ("IU") on March 21, 1988. The Company has certain ongoing obligations resulting from the IU acquisition that are unrelated to its current operations.

As described further in Note O, the Company continues to make payments resulting from IU's Insurance Guarantees made in connection with its disposition of PIE in 1985. Payments of these and other IU acquisition obligations for insurance, employee benefits and other matters, reduced by proceeds from IU asset dispositions, amounted to $4.8 million in 1993, $8.1 million in 1992 and $2.4 million in 1991. During 1992 the Company obtained refunds of $16.5 million of federal income taxes paid by IU prior to its acquisition by the Company. Recovery of these pre-acquisition IU tax payments and interest thereon was anticipated in the March 21, 1988 allocation of the IU acquisition cost.

Current liabilities include $11.9 million at December 31, 1993 and $17.4 million at December 31, 1992 for IU acquisition obligations for insurance and employees benefits as well as for $5 million of additional IU acquisition costs. Non-current other liabilities includes $44.6 million at December 31, 1993 and $66.2 million at December 31, 1992 for IU acquisition obligations for insurance, employee benefits and income tax matters. In 1993 IU liabilities were reduced by $22 million because these liabilities will ultimately be settled for less than the amounts anticipated in the allocation of the March 21, 1988 acquisition cost; goodwill was reduced by $18.5 million related to income taxes and $3.5 million was credited to income (Note C).

Estimated future annual payments of IU acquisition obligations amount to approximately $8 million in 1994 and decline annually thereafter to less than $2 million by 1998.


NOTE I -- BUSINESS SEGMENTS

In 1993, the Company reorganized its business segments consistent with its restructuring (Note C). Prior periods have been restated accordingly.

The Company's business segments are: Industrial Environmental Services, which provides recycling and other specialized services for the steel and aluminum industries, and Treatment and Disposal Services, which operates hazardous waste disposal landfills and provides waste stabilization services for the electric utility, steel and other industries.

Information by business segment for the three years ended
December 31, 1993 follows (in thousands):

                       Industrial  Treatment
                        Environ-      and    Corporate
                         mental    Disposal    Head-
                        Services   Services  quarters     Total
Revenues
 1993                   $197,268  $  73,758            $ 271,026
 1992                    178,932     53,720              232,652
 1991                    175,495     48,407              223,902

- -----------------------------------------------------------------

Operating income (loss)
 1993 - after restructuring
 charge, net (Note C)   $ 17,926  $  (5,269) $ (4,004) $   8,653
   Restructuring charge,
   net subtracted above   14,000      7,600    (3,100)    18,500

 1992                     25,521      8,321    (7,497)    26,345
 1991                     24,978      1,201    (7,234)    18,945

- -----------------------------------------------------------------
Identifiable assets
 1993                   $300,622  $ 111,424  $ 15,199  $ 427,245
 1992                    326,009    108,036    10,502    444,547
 1991                    322,969    101,913    25,970    450,852

- -----------------------------------------------------------------
Depreciation and amortization
 1993                   $ 25,960  $  11,485  $  2,963  $  40,408
 1992                     24,139     11,478     3,286     38,903
 1991                     22,254     12,814     3,749     38,817

- -----------------------------------------------------------------
Capital expenditures
 1993                   $ 19,752  $  12,963  $     53  $  32,768
 1992                     28,943     10,153        30     39,126
 1991                     22,844      2,946        34     25,824

Corporate headquarters expenses and assets support both segments but are not directly associated with either. In 1993, corporate assets consist principally of cash and cash equivalents and unamortized debt issuance costs.

Industrial Environmental Services revenues of approximately $47 million in 1993, $30 million in 1992 and $25 million in 1991 were from one major steel customer. Revenues of approximately $9 million in 1993, $16 million in 1992 and $25 million in 1991 were from another major steel customer that is a 50%-owned affiliate of a company of which a member of the Company's Board of Directors was an officer until December 1992. At December 31, 1993, $19.5 million of consolidated accounts receivable result from services performed within the domestic steel industry. Foreign operations are not significant.

The following table sets forth the percentage of total revenue contributed by each class of services during the three years ended December 31, 1993:

                                   1993        1992         1991

Industrial recycling               59.4%       64.8%        65.7%

Specialized services               12.0         6.8          3.5

Waste stabilization
  and disposal                     17.2        20.2         20.1

Stabilization system design,
  supply and construction          10.0         2.9          1.6

Discontinued services               1.4         5.3          9.1


NOTE J -- INCOME TAXES

Pursuant to Statement of Financial Accounting Standards No. 109, as of January 1, 1993 the Company adopted a new method of accounting for income taxes. Prior periods, accounted for under the provisions of Accounting Principles Board Opinion No. 11, were not restated. The cumulative effect of adopting the new method was a non-cash charge in the consolidated statement of operations of $2.3 million. The resulting $2.3 million liability was eliminated by the recognition of offsetting tax benefits associated with future tax deductible payments of liabilities recorded in connection with the 1988 IU acquisition (Note H). Because these tax benefits are attributable to deductible temporary differences that existed at the IU acquisition date, such benefits were applied to reduce goodwill.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred federal tax liabilities and assets as of December 31, 1993 are as follows (in thousands):

Deferred tax liabilities:
  Tax over book depreciation plus
    IU acquisition purchase price allocation
    to property, plant and equipment                   $ (10,661)
  Tax over book landfill permit amortization              (3,470)
                                                       ---------
    Total deferred tax liabilities                       (14,131)
                                                       ---------
Deferred tax assets:
  Net operating loss carryforwards                       108,291
  Capital loss carryforward                                1,855
  Insurance accruals that will result in capital
    loss deductions                                        9,361
  Other insurance accruals                                 4,429
  Restructuring charge                                     7,700
  Allowance for an uncollectible receivable                4,235
  Pension and other post retirement benefits accruals      5,702
  Closure accruals                                         2,866
  Book over tax prospective landfill permits cost          1,733
  Other accruals                                           5,309
                                                       ---------
    Total deferred tax assets                            151,481
  Valuation allowance for deferred tax assets           (137,350)
                                                       ---------
   Net deferred tax assets                                14,131
                                                       ---------
   Net deferred taxes                                  $     -0-
                                                       =========

Deferred tax assets represent reductions of future tax payments that would otherwise be required when the Company reports taxable income. The $108.3 million deferred tax asset listed above represents net operating loss carryforwards of $309 million, which expire in various years and are limited by a 1993 "ownership change" as discussed in the next paragraph. The $1.9 million deferred tax asset represents a capital loss carryforward of $5 million that expires in 2008. All the carryforwards are based on the Company's consolidated federal income tax returns through 1992 and estimated return amounts for 1993. All the other deferred tax assets represent items already reflected in the financial statements that will become available to reduce future federal income taxes as they become deductible for tax purposes. The valuation allowance for deferred tax assets increased $17 million in 1993 due to additional net deferred tax assets generated in 1993 and a one percent federal tax rate increase.

The $309 million of net operating loss carryforwards expire as follows: $74 million in 1996, $10 million in 1997, $147 million in 1998, $1 million in 2000, $15 million in 2003, $45 million in 2005,
$11 million in 2006 and $6 million in 2008. The recapitalization described in Note B resulted in an "ownership change" (as defined in the Internal Revenue Code) that limits the future use of the net operating loss carryforwards expiring through 2006. However, the Company has estimated that at least $7 million of such tax loss carryforwards will still be available annually to offset regular taxable income through 2006. The final amount of this limitation will be affected by the resolution of various tax issues and the nature and timing of certain amounts of future income. The Internal Revenue Service has not examined the Company's tax returns for years after 1979. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined. The Internal Revenue Service is, however, precluded from assessing any taxes with respect to any year prior to 1987.

A substantial portion of the deferred tax asset arising from net operating loss carryforwards originated prior to the Company's November 19, 1983 voluntary bankruptcy reorganization. In accordance with applicable accounting principles, future tax benefits associated with the pre-reorganization carryforwards will be excluded from net income (loss) and credited directly to capital in excess of par value. The resulting charges in lieu of income taxes will be reflected as income tax expense in the consolidated statements of operations, representing taxes that would be accrued if these pre-reorganization carryforwards were not available. In addition, the Company has deferred tax assets from post-reorganization tax loss carryforwards arising both from payment of IU acquisition obligations and from normal operations. Future tax benefits associated with carryforwards from payment of IU acquisition obligations will result in charges in lieu of income taxes and reductions of goodwill. Future tax benefits associated with carryforwards from normal operations will reduce income tax expense. Subject to the limitations described in the preceding paragraph, upon realization of the net deferred tax assets and liabilities, the $137.4 million valuation allowance would be applied as follows: $83.5 million would be credited to capital in excess of par value, $32.6 million would reduce goodwill and $21.3 million would reduce income tax expense.

The components of income tax expense for continuing operations are as follows (in thousands):
                                 1993        1992         1991

Current taxes:
  Federal                                 $    (137)   $    (426)
  State                       $   2,280       1,158        1,371
  Canadian                          269         278          277
Deferred federal tax                                         261
                              ---------   ---------    ---------
                              $   2,549   $   1,299    $   1,483
                              =========   =========    =========

Consolidated income tax expense varies from amounts computed by applying the United States federal income tax rates (35% in 1993, 34% in 1992 and 1991) for the following reasons (in thousands):

                                 1993        1992         1991
Benefit of pre-tax losses
  at statutory rates          $  (6,659)  $  (2,121)   $  (5,214)
Goodwill amortization             1,942       1,907        1,906
Acquisition depreciation
  with no tax benefit                           320          332
Effect of losses added to tax
  loss carryforwards because
  tax benefit was not assured                    75        3,576
Effects of increased valuation
  allowance for deferred tax
  assets                          5,708
Effects of state and Canadian
  income taxes                    1,558         837        1,087
Other                                           281         (204)
                              ---------   ---------    ---------
                              $   2,549   $   1,299    $   1,483
                              =========   =========    =========

Prior to February 28, 1992, the Company owned less than 80% of Envirosafe. Accordingly, for periods prior to that date the Company did not include Envirosafe's taxable income in its consolidated federal income tax returns. The above tax effects of losses added to tax loss carryforwards are attributable to operations other than Envirosafe through February 28, 1992, and all operations thereafter. For periods prior to February 28, 1992, Envirosafe losses were carried back and used to recover Envirosafe taxes paid in previous years. In addition to Envirosafe losses reflected in the 1991 consolidated statement of operations, in 1991 Envirosafe established the tax deductibility of certain permitting costs that were incurred prior to the Company's acquisition of Envirosafe and the resulting $1 million income tax benefit was applied to reduce goodwill.

Canadian income before tax amounted to $.7 million in 1993, $.6 million in 1992 and $.7 million in 1991.


NOTE K -- RETIREMENT PLANS

The Company has several non-contributory defined benefit pension plans covering certain salaried and hourly employees. The plans provide pension benefits that are based on varying levels of service and compensation. Assets of the plans are principally common stocks, fixed income securities and cash equivalents. Contributions are based on funding standards established by the Employee Retirement Income Security Act of 1974.

Net periodic pension cost for defined benefit plans includes the following (in thousands):
                                 1993        1992         1991

Service cost -  benefits
  earned during the period    $   1,036   $   1,100    $   1,239
Interest cost on projected
  benefit obligations             1,458       1,456        1,516
Actual gain on plan assets       (2,204)     (1,792)      (3,381)
Net amortization and deferral       643         215        1,493
                              ---------   ---------    ---------
Net periodic pension cost     $     933   $     979    $     867
                              =========   =========    =========

The funded status, calculated principally using measurement dates of October 31, 1993 and 1992, and the liability accrued in the consolidated balance sheets at December 31, 1993 and 1992 for defined benefit plans are as shown below (in thousands):

                                               December 31,
                                             1993         1992

Actuarial present value of
  benefit obligations:
   Vested                                 $  17,007    $  17,399
                                          ---------    ---------
   Accumulated                            $  17,100    $  17,478
                                          ---------    ---------
   Projected                              $  18,055    $  18,465
Plan assets at fair value                    13,799       15,323
                                          ---------    ---------
Projected benefit obligations
  in excess of plan assets                    4,256        3,142
Unrecognized net loss                        (2,322)      (2,252)
Prior service gain not yet recognized
  in net periodic pension cost                4,629        5,008
Other                                           306          128
                                          ---------    ---------
Pension liability, principally
  noncurrent                              $   6,869    $   6,026
                                          =========    =========

The actuarial present value of projected benefit obligations was determined using discount rates of 7% in 1993 and 8.5% in 1992 and an average annual long-term rate of increase in compensation levels of 4.5% in 1993 and 6% in 1992. The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5%.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $1.5 million in 1993, $1.4 million in 1992 and $1.1 million in 1991.

In addition, the Company participates in defined benefit multi-employer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multi-employer pension plans. Costs for multi-employer pension plans amounted to $1.7 million in 1993, $1.9 million in 1992 and $2.4 million in 1991.

In addition to pension plans, the Company has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. Pursuant to Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), in the first quarter of 1993 the Company adopted a new method of accounting for these postretirement benefits. The cumulative effect of this accounting change is immaterial and will be recognized on a prospective basis. Under the new method, the actuarially computed 1993 cost for these plans is $.4 million, which approximates annual amounts historically recorded on a cash basis in prior years. The Company funds the postretirement benefits on a "pay-as-you-go" basis.

At each of December 31, 1993 and 1992, other long-term liabilities includes approximately $5 million of accrued postretirement benefit obligations, based on discount rates of 7% in 1993 and 8.5% in 1992. Such amount, recorded in connection with the 1988 IU acquisition, approximates the accumulated postretirement obligations under SFAS No. 106.

Future cost increases in health care benefits covered by the plans are assumed to be 12.5% in 1994, decreasing 1% per year to 4.5% in 2002 and remaining at that level thereafter. Increasing these rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $.3 million and would not have a material impact on the cost for 1993.

NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION

Amortization in the consolidated statements of cash flows includes amortization of goodwill and permits together with noncash interest costs. Net changes in working capital include the following (in thousands):
                                    1993       1992       1991

Accounts receivable              $   1,270  $  (3,620) $  (3,942)
Other current assets                (1,279)       691      2,441
Trade payables and other
  current liabilities               (1,496)    (4,308)     1,740
Receivables and liabilities of
  a discontinued operation                      3,387        205
                                 ---------  ---------  ---------
Cash provided (used)             $  (1,505) $  (3,850) $     444
                                 =========  =========  =========

Closure trust fund payments include the following activity (in thousands):

                                    1993       1992       1991

Purchases of investments         $ (12,110) $  (6,270) $ (38,507)
Sales of investments                 6,936      4,473     36,296
                                 ---------  ---------  ---------
Net cash used                    $  (5,174) $  (1,797) $  (2,211)
                                 =========  =========  =========

Ongoing net cash flows related to IU acquisition are principally payments of non-recurring pre-acquisition obligations and in 1992
$16.5 million of income tax refunds (Note H).

The Company paid interest of $30.7 million in 1993, $29 million in 1992 and $29.9 million in 1991, excluding amounts capitalized.
Interest costs of $.6 million in 1993, $.8 million in 1992 and $.6 million in 1991 were capitalized.

The Company paid income taxes, net of refunds, of $1.4 million in 1993 and $.8 million in 1992 and received net refunds of $.1 million in 1991. The 1992 amount excludes the aforementioned $16.5 million refunds of taxes paid by IU prior to its acquisition by the Company.

In April 1991 the holder of a minority interest preferred stock exchanged it for a $20 million term loan that was part of the former bank credit agreement.


NOTE M -- ENVIROSAFE

Purchase of minority interest: Prior to February 28, 1992 the Company owned 62.5% of Envirosafe Services, Inc. ("Envirosafe").
On February 28, 1992, the Company purchased the 37.5% Envirosafe minority interest for a total cost of approximately $22 million, by issuing 7,205,000 shares of the Company's common stock.

Pro forma net losses (unaudited), as if the transaction had occurred as of the beginning of each year, would be $7.8 million or $.51 per share in 1992 and $17.9 million or $1.04 per share in 1991. The pro forma amounts reflect the elimination of the minority interest in Envirosafe's earnings and losses, consolidated income taxes as if Envirosafe's results had been included in the Company's consolidated income tax returns and increased landfill permit and goodwill amortization. The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of the respective years.

Landfill development costs: Prior to July 1, 1992, depreciation of landfill development costs was determined on a cell-by-cell basis because of uncertainty as to whether the entire Ohio landfill could be used for hazardous waste. During June 1992, all opportunities for appeals opposing issuance of Envirosafe's Ohio "Part B" permit expired, enabling the Company to utilize all the remaining Ohio landfill capacity for its intended purpose as a hazardous waste landfill. Accordingly, commencing July 1, 1992, landfill development costs are being depreciated over the total remaining capacity of each landfill, which has the effect of reducing depreciation expense for Ohio cell capacity constructed prior to July 1, 1992. Lower depreciation expense in the last six months of 1992 increased 1992 operating income by $1.9 million and reduced the net loss for 1992 by $1.9 million, or $.09 per share. The impact of depreciation on a total landfill basis rather than a cell-by-cell basis prior to July 1, 1992 would not have been material.


NOTE N -- FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments carried in the
Company's consolidated balance sheets are as follows (in
thousands):
                                     December 31,
                              1993                  1992
Consolidated Balance     Fair     Carrying     Fair     Carrying
  Sheet Caption         Values     Amounts    Values     Amounts

Other current assets  $  2,613    $  2,613  $  1,583    $  1,583
Closure trust fund
  (Idaho)                8,174       8,117     6,786       6,586
Other non-current
  assets                 4,948       5,367     2,568       2,680
Insurance                7,217       7,217     9,632       9,632
Other current
  liabilities            8,731       8,731     8,852       8,852
Current portion of
  debt and redeemable
  preferred stock        8,492       8,492     5,125       5,125
Other non-current
  liabilities           13,885      18,677    15,337      19,563
Long-term debt         230,822     235,842   253,650     235,668
Redeemable preferred
  stock                 33,670      38,711    32,124      43,850


The fair values of financial instruments included in current assets and liabilities approximate their carrying amounts. The fair values of fixed-rate long-term debt and Class G redeemable preferred stock, which are thinly traded, are based on management's best knowledge of recent trading prices. The fair values of other non-current assets, liabilities and redeemable preferred stock are estimated using discounted cash flow analysis and borrowing rates in the Company's bank credit facility.

As of December 31, 1993 the estimated fair value of the Company's obligations to deposit $24.5 million in closure trust funds over the next five years is $21.9 million, using discounted cash flow analysis and borrowing rates in the Company's bank credit facility. See Note O.


NOTE O -- COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for non-cancelable operating leases as of December 31, 1993 amount to $4.8 million in 1994, $4 million in 1995, $3.1 million in 1996, $2.5 million in 1997, $1.7 million in 1998 and $2.4 million thereafter. Operating leases are primarily for office space and machinery and equipment. Rental expense was $6.9 million in 1993, $6 million in 1992 and $5.5 million in 1991.

In January 1994, the Company purchased certain assets of an aluminum dross processor for $5 million, including $2.9 million for intangible assets. In addition, the Company has made commitments to spend $19 million in 1994 for equipment additions, a new dross processing facility and hazardous waste landfill development and treatment facilities. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.1 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $7.6 million in each of 1994 and 1995 and $3.9 million in 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity.
The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At December 31, 1993, the Company was contingently liable for $12.7 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated balance sheet.

In connection with IU's disposition of P-I-E Nationwide, Inc. ("PIE") in 1985, IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987 (the "Insurance Guarantees").

During the fourth quarter of 1990, PIE commenced bankruptcy proceedings, ceased operations and ceased making payments in respect of the claims covered by the Insurance Guarantees. These obligations aggregated an estimated $18.2 million at December 31, 1993, and currently require the Company to make payments averaging $.5 million per quarter.

Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the timing and amount of receipt, if any, cannot be predicted. However, because sufficient liabilities are reflected in the consolidated balance sheets and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at December 31, 1993 will not be adversely affected if IU receives no proceeds from such liquidation.

PIE's bankruptcy has triggered withdrawal liabilities to certain multi-employer pension plans estimated by PIE to aggregate $58 million. Early in 1991 the trustee of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU's 1985 sale of PIE would justify a claim against IU for any deficiencies in PIE's payment of such withdrawal liabilities. However, no such claim has been asserted. The Company believes no such claim would be warranted. Also in 1991, the same pension plan trustee demanded payment of approximately $38 million from a more recent owner of most of PIE's capital stock and such owner in turn demanded an identical amount from IU. Such owner has made no attempt to pursue its demand. The Company believes the ultimate outcome of these matters will not have a material adverse effect on its financial condition or results of operations.

The U.S. Environmental Protection Agency ("EPA") and applicable state agencies have issued "Part B" permits under the Resource Conservation and Recovery Act ("RCRA") to the Company's Ohio and Idaho landfills. These permits are subject to regulatory review five years after issuance and may be modified by the applicable government agencies at any time.

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such regulations can affect the demand for Treatment and Disposal Services, and could also require this segment to incur significant costs for such matters as facility upgrading, remediation or other corrective action and landfill closure and post-closure maintenance and monitoring.
Under normal circumstances, the segment would expect to be able to absorb increased operating compliance costs by increasing prices charged to customers.

On March 11, 1993, the City of Oregon, Ohio requested that the Director of the Ohio Environmental Protection Agency ("OEPA") modify or revoke the Company's Ohio landfill permit, alleging that if the Ohio Hazardous Waste Facility Board ("HWFB") had been aware of certain scientific and technical data developed by the Company, HWFB would not have approved the issuance of the permit in May 1991. On April 12, 1993, the OEPA Director determined not to modify or revoke the permit, concluding that the data in question presented no new or meaningful information in light of other data already in the record and the final design of the disposal cell authorized by the permit. On May 12, 1993, the City of Oregon filed a notice of appeal before the Ohio State Environmental Board of Review seeking review of the OEPA Director's April 12, 1993 decision. The Company is contesting this appeal vigorously. In light of the factual findings by the OEPA Director, management does not believe that the outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations.

In several instances the Company has been named as a potentially responsible party regarding properties that could be subject to remedial action under RCRA or the Comprehensive Environmental Response and Liability Act of 1980, as amended. As to such matters, the Company is not subject to any administrative or judicial order requiring material expenditures, and the Company has determined that it is not likely to be subject to sanctions or held responsible for material remediation expenditures. In the opinion of management, the outcome of the matters described in this paragraph will not have a material adverse effect on the Company's financial condition or results of operations.

The Company is a party to litigation, proceedings and other contested matters, arising in the normal course of its present or former businesses, for which it is possible that the Company's exposure could exceed by as much as $3 million the amounts currently recorded. In the opinion of management, the amounts recorded adequately reflect the expected outcomes of such matters and the final outcome of all such matters will not have a material adverse effect on the Company's financial condition or results of operations.


NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

                   Mar. 31      June 30    Sept. 30      Dec. 31


1993
Revenues         $  59,864    $  77,902   $  66,475    $  66,785
Gross profit        14,151       18,008      13,418       16,938
Restructuring
  charge, net (Note C)                                   (18,500)
Operating income
  (loss)             5,345        8,762       5,102      (10,556)
Loss before
  extraordinary
  loss and cumu-
  lative effect
  adjustment        (3,195)        (128)     (1,136)     (17,115)
Net loss            (5,497)     (21,624)     (1,570)     (17,115)
Loss per share
  before extra-
  ordinary loss
  and cumulative
  effect adjustment   (.18)        (.03)       (.05)        (.44)
- -----------------------------------------------------------------
1992
Revenues         $  55,312    $  59,976   $  60,211    $  57,153
Gross profit        13,365       17,183      16,460       13,841
Operating income     4,605        8,884       8,900        3,956
Net income (loss)   (3,878)         206        (472)      (3,394)
Loss per share        (.26)        (.03)       (.06)        (.19)
- -----------------------------------------------------------------

The restructuring charge, net amounted to $.44 per share in the quarter ended December 31, 1993.

Lower depreciation increased operating income by $1.2 million in the first quarter of 1993 and $.9 million in the second quarter of 1993 (see Note M), as compared with the corresponding 1992 quarters. Second quarter 1992 results include a $.9 million net pre-tax gain, primarily from the favorable settlement of a dispute. Third quarter 1992 results include a $1.1 million pre-tax gain from the sale of a maintenance services contract and the assets used in performing the contract.

                                         ENVIROSOURCE, INC.                              SCHEDULE II
                      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                    Year ended December 31, 1993
                                       (Dollars in thousands)

                                                                                    Balance at
                              Balance at                                           end of period
                               beginning                Amounts     Amounts                   Not
Name of debtor                 of period   Additions   collected   forgiven     Current     current

Louis A. Guzzetti, Jr. (A)    $      402  $       40                                      $      442

Stock purchase loans (B):
  Louis A. Guzzetti, Jr.             350                                                         350
  George E. Fuehrer                  220                                                         220
  James H. Cornell                   150              $      150                                  -
  Jerrold I. Dolinger                150                                                         150
  Aarne Anderson                      90                                                          90

Interest payment loans (C):
  Louis A. Guzzetti, Jr.              58          43                                             101
  George E. Fuehrer                   37          27                                              64
  James H. Cornell                    25          14          39                                  -
  Jerrold I. Dolinger                 25          18                                              43
  Aarne Anderson                      15          11                                              26

Relocation loan:
  Jerrold I. Dolinger                 10                          $       10                      -
                              ----------  ----------  ----------  ----------  ---------   ----------
        Totals                $    1,532  $      153  $      189  $       10  $       -   $    1,486
                              ==========  ==========  ==========  ==========  =========   ==========

(A) As amended effective March 31, 1993, unsecured loan bearing interest at 6% per annum, half in cash and half by increasing the loan balance, and due March 31, 1998.
(B) As amended effective April 1, 1993, unsecured loans bearing interest at 6% per annum, half in cash and half by increasing the interest payment loan balances, and due March 31, 1998. Classified as deductions from stockholders' equity in the consolidated balance sheet.
(C) As amended effective April 1, 1993, unsecured loans bearing interest at 6% per annum, half in cash and half by increasing the loan balances, and due March 31, 1998.

                                         ENVIROSOURCE, INC.                            SCHEDULE II
                      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                    Year ended December 31, 1992
                                       (Dollars in thousands)

                                                                                    Balance at
                              Balance at                                           end of period
                               beginning                Amounts     Amounts                   Not
Name of debtor                 of period   Additions   collected   forgiven     Current     current

Louis A. Guzzetti, Jr. (A)    $      376  $       26                          $      50   $      352

Stock purchase loans (B):
  Louis A. Guzzetti, Jr.             350                                                         350
  George E. Fuehrer                  220                                                         220
  James H. Cornell                   150                                                         150
  Jerrold I. Dolinger                150                                                         150
  Aarne Anderson                      90                                                          90

Interest payment loans (C):
  Louis A. Guzzetti, Jr.              28          30                                              58
  George E. Fuehrer                   18          19                                              37
  James H. Cornell                    12          13                                              25
  Jerrold I. Dolinger                 12          13                                              25
  Aarne Anderson                       7           8                                              15

Relocation loan (D):
  Jerrold I. Dolinger                 20                          $       10          10
                              ----------  ----------  ---------   ----------  ----------  ----------
        Totals                $    1,433  $      109  $       -   $       10  $       60  $    1,472
                              ==========  ==========  =========   ==========  ==========  ==========

(A) Unsecured loan bearing interest at 7.5% per annum and payable in annual installments of $50 with the balance due March 31, 1999, except that no installment was due in 1992.
(B) Unsecured loans bearing interest at 8% per annum and due January 13, 1994, classified as deductions from stockholders' equity in the consolidated balance sheet.
(C)  Unsecured loans bearing interest at 8% per annum and due
     January 13, 1994.
(D) Secured loan bearing interest at 10% per annum and due upon termination of employment. The loan was forgiven $10 annually.

                                         ENVIROSOURCE, INC.                              SCHEDULE II

                      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                    Year ended December 31, 1991
                                       (Dollars in thousands)

                                                                                    Balance at
                              Balance at                                           end of period
                               beginning                Amounts     Amounts                   Not
Name of debtor                 of period   Additions   collected   forgiven     Current     current

Louis A. Guzzetti, Jr. (A)    $      350  $       26                                      $      376

Stock purchase loans (B):
  Louis A. Guzzetti, Jr.             350                                                         350
  George E. Fuehrer                  220                                                         220
  James H. Cornell                   150                                                         150
  Jerrold I. Dolinger                150                                                         150
  Aarne Anderson                      90                                                          90

Interest payment loans (C):
  Louis A. Guzzetti, Jr.                          28                                              28
  George E. Fuehrer                               18                                              18
  James H. Cornell                                12                                              12
  Jerrold I. Dolinger                             12                                              12
  Aarne Anderson                                   7                                               7

Relocation loan (D):
  Jerrold I. Dolinger                 30                          $       10  $       10          10
                              ----------  ----------  ----------  ----------  ----------  ----------
        Totals                $    1,340  $      103  $        -  $       10  $       10  $    1,423
                              ==========  ==========  ==========  ==========  ==========  ==========

(A) Unsecured loan bearing interest at 7.5% per annum and payable in annual installments of $50 with the balance due March 31, 1999, except that no installment was due in 1991 and 1992.
(B) Unsecured loans bearing interest at 8% per annum and due January 13, 1994, classified as deductions from stockholders' equity in the consolidated balance sheet.
(C)  Unsecured loans bearing interest at 8% per annum and due
     January 13, 1994.
(D) Secured loan bearing interest at 10% per annum and due upon termination of employment. The loan was forgiven $10 annually.

                                                   SCHEDULE III

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               EnviroSource, Inc. (Parent Company)
                     CONDENSED BALANCE SHEET
                         (In thousands)

                                                December 31,
ASSETS                                        1993        1992

Current assets:
  Cash and cash equivalents                $    4,943  $   3,931
  Other current assets                          2,670      2,879
                                           ----------  ---------
    Total current assets                        7,613      6,810

Investments in, net of amounts due
  to, consolidated subsidiaries               260,513    223,599

Goodwill, less amortization                    11,838     13,435

Debt issuance costs, less amortization          7,376

Other assets                                    6,162      8,848
                                           ----------  ---------
                                           $  293,502  $ 252,692
                                           ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                           $      776  $     913
  Other current liabilities                    11,796     15,701
  Redeemable preferred stock                    3,405        824
                                           ----------  ---------
    Total current liabilities                  15,977     17,438

Long-term debt                                220,000    169,800

Other long-term obligations                     4,597      1,055

Redeemable preferred stock                     38,711     43,850

Commitments and contingencies
  (Note 4)

Stockholders' equity                           14,217     20,549
                                           ----------  ---------
                                           $  293,502  $ 252,692
                                           ==========  =========

See Notes to Condensed Financial Information of Registrant.

                                                         SCHEDULE III

                    EnviroSource, Inc. (Parent Company)
                     CONDENSED STATEMENT OF OPERATIONS
                              (In thousands)

                                               December 31,

                                        1993        1992        1991

Revenues                            $   8,678   $   9,420   $  11,183
Management fee income from
  consolidated subsidiaries               102         116         160
Cost of revenues                       (8,784)     (9,899)    (10,867)

General and administrative
  expense                              (8,433)     (7,646)     (8,392)

Restructuring charge                     (700)

Interest expense:
  Consolidated subsidiaries           (54,586)    (58,462)    (77,285)
  Other                               (23,519)    (25,710)    (27,639)

Interest income:
  Consolidated subsidiaries               320         720       5,258
  Other                                   494         338         392
                                    ---------   ---------    --------
                                      (86,428)    (91,123)   (107,190)

Income tax benefit                     24,616      35,798      38,432

Equity in net income of
  consolidated subsidiaries            40,238      47,787      51,374
                                    ---------   ---------   ---------
Loss before extraordinary loss
  and cumulative effect of
  accounting change                   (21,574)     (7,538)    (17,384)

Extraordinary loss from
  extinguishment of debt              (21,930)

Cumulative effect of income tax
  accounting change                    (2,302)
                                    ---------   ---------   ---------
Net loss                            $ (45,806)  $  (7,538)  $ (17,384)
                                    =========   =========   =========



See Notes to Condensed Financial Information of Registrant.

                                                          SCHEDULE III

                    EnviroSource, Inc. (Parent Company)
                     CONDENSED STATEMENT OF CASH FLOWS
                              (In thousands)

                                          Year Ended December 31,
                                       1993        1992        1991


CASH USED BY OPERATING ACTIVITIES   $ (58,321)  $ (48,378)  $ (65,968)
                                    ---------   ---------   ---------
INVESTING ACTIVITIES
Ongoing net cash flows related to
  IU acquisition                         (319)     (1,652)     (2,182)
Additions to property, plant and
  equipment                              (894)       (887)       (429)
Other                                    (144)     (1,538)     (1,312)
                                    ---------   ---------   ---------
Cash used by investing activities      (1,357)     (4,077)     (3,923)
                                    ---------   ---------   ---------

FINANCING ACTIVITIES
Net cash from consolidated
  subsidiaries                          1,340      53,879      68,055
Sale of common stock                   42,716         111
Issuance of debt                      220,000
Debt issuance costs                    (7,601)
Debt repayments                      (180,000)
Cash portion of extraordinary loss    (10,617)
Redemption of preferred stock          (5,148)     (1,352)
Other                                                 (84)       (682)
                                    ---------   ---------   ---------
Cash provided by financing
  activities                           60,690      52,554      67,373
                                    ---------   ---------   ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      1,012          99      (2,518)
Cash and cash equivalents at
  beginning of year                     3,931       3,832       6,350
                                    ---------   ---------   ---------
Cash and cash equivalents at
  end of year                       $   4,943   $   3,931   $   3,832
                                    =========   =========   =========



See Notes to Condensed Financial Information of Registrant.

                                                     SCHEDULE III

               EnviroSource, Inc. (Parent Company)
     NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


NOTE 1 -- PARENT COMPANY FINANCIAL STATEMENTS

Parent Company Financial Statements should be read in conjunction with the consolidated financial statements of the Company.


NOTE 2 --  RECAPITALIZATION

See Note B to the consolidated financial statements for a description of the recapitalization.


NOTE 3 -- LONG-TERM BORROWINGS

As part of the recapitalization, the Company sold $220 million of 9-3/4% Senior Notes and retired $160 million principal amount of unsecured notes (effective interest rate approximately 16.4%) and a $20 million bank term loan. See Note D to the consolidated financial statements for a description of the 9-3/4% Senior Notes.

Borrowings under the bank credit agreement are made by a consolidated subsidiary and are guaranteed by the Company. The agreement permits cash transfers from the subsidiary to the Company. See Note D to the consolidated financial statements for a description of the bank credit agreement.


NOTE 4 -- REDEEMABLE PREFERRED STOCK AND COMMITMENTS AND
CONTINGENCIES

See Notes D, E and O to the consolidated financial statements.

                                        ENVIROSOURCE, INC.                               SCHEDULE V

                                   PROPERTY, PLANT AND EQUIPMENT

                           Years ended December 31, 1993, 1992 and 1991
                                      (Dollars in thousands)

                               Balance at                             Transfers and Balance at
                                beginning   Additions                 other changes   end of
  Classification                of period    at cost    Retirements    add (deduct)   period

   1993

Land and improvements          $   7,422   $     288   $        228   $ (1,397)  $      6,085
Landfill development              32,153       6,163                       (13)        38,303
Buildings and improvements        15,246         134             16        141         15,505
Machinery and equipment          167,252         671          2,789     12,695        177,829
Construction in process (A)        9,546      25,512                   (23,995)        11,063
                               ---------   ---------   ------------   --------      ---------
                 Totals        $ 231,619   $  32,768   $      3,033   $(12,569)(B)  $ 248,785
                               =========   =========   ============   ========      =========
   1992

Land and improvements          $   7,279   $     108   $        170   $    205      $   7,422
Landfill development              29,130       6,298          3,275                    32,153
Buildings and improvements        12,966           6            230      2,504         15,246
Machinery and equipment          137,638       1,399          5,836     34,051        167,252
Construction in process (A)       15,302      31,315                   (37,071)         9,546
                               ---------   ---------   ------------   --------      ---------
                 Totals        $ 202,315   $  39,126   $      9,511   $   (311)     $ 231,619
                               =========   =========   ============   ========      =========
   1991

Land and improvements          $   6,946   $      60   $        470   $    743      $   7,279
Landfill development              28,755         419                       (44)        29,130
Buildings and improvements        11,983          43            161      1,101         12,966
Machinery and equipment          131,421       1,872          7,113     11,458        137,638
Construction in process (A)        5,440      23,430                   (13,568)        15,302
                               ---------   ---------   ------------   --------      ---------
                 Totals        $ 184,545   $  25,824   $      7,744   $   (310)     $ 202,315
                               =========   =========   ============   ========      =========

(A) Reclassified on the consolidated balance sheet to machinery and equipment.
(B) Assets of recycling units and a landfill site that were terminated as part of the 1993 restructuring.

                                       ENVIROSOURCE, INC.                             SCHEDULE VI

                             ACCUMULATED DEPRECIATION, DEPLETION AND
                          AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                          Years ended December 31, 1993, 1992 and 1991
                                     (Dollars in thousands)

                                         Additions                      Other
                             Balance at  charged to                    charges    Balance at
                             beginning    costs and                      add        end of
  Classification              of period   expenses    Retirements     (deduct)      period

    1993

Land improvements            $   2,459   $     436   $         48   $   (247)     $   2,600
Landfill development            17,894       3,528                                   21,422
Buildings and leasehold
  improvements                   3,713       2,881              6       (247)         6,341
Machinery and equipment         61,982      20,396          2,084     (3,416)        76,878
                             ---------   ---------   ------------   --------      ---------
         Totals              $  86,048   $  27,241   $      2,138   $ (3,910)(A)  $ 107,241
                             =========   =========   ============   ========      =========
    1992

Land improvements            $   1,894   $     558   $         37   $      44     $   2,459
Landfill development            16,627       4,542          3,275                    17,894
Buildings and leasehold
  improvements                   2,901         937            125                     3,713
Machinery and equipment         46,014      18,645          2,633         (44)       61,982
                             ---------   ---------   ------------   ---------     ---------
         Totals              $  67,436   $  24,682   $      6,070   $       -     $  86,048
                             =========   =========   ============   =========     =========
    1991

Land improvements            $   1,434   $     460                                $   1,894
Landfill development            10,175       6,452                                   16,627
Buildings and leasehold
  improvements                   2,085         921   $        105                     2,901
Machinery and equipment         33,758      17,328          5,072                    46,014
                             ---------   ---------   ------------                 ---------
         Totals              $  47,452   $  25,161   $      5,177                 $  67,436
                             =========   =========   ============                 =========

(A) Accumulated depreciation of recycling units and a landfill site that were terminated as part of the 1993 restructuring.

                                         ENVIROSOURCE, INC.                            SCHEDULE VIII

                                  VALUATION AND QUALIFYING ACCOUNTS

                            Years ended December 31, 1993, 1992 and 1991
                                       (Dollars in thousands)


                                                      Additions
                                  Balance at  Charged to   Charged to                  Balance at
                                  beginning   costs and       other                      end of
                                   of period   expenses     accounts    Deductions (A)   period


  Description

      1993

Allowance for doubtful accounts   $    1,333  $    (127)  $          -   $        262  $      944


      1992

Allowance for doubtful accounts   $    1,659  $   1,193   $           -  $      1,519  $    1,333


      1991

Allowance for doubtful accounts   $    1,654  $     477   $           -  $        472  $    1,659

(A)  Amounts written off.

                                       ENVIROSOURCE, INC.                              SCHEDULE X

                           SUPPLEMENTARY INCOME STATEMENT INFORMATION

                          Years ended December 31, 1993, 1992 and 1991
                                     (Dollars in thousands)



                                                            1993        1992         1991

Maintenance and repairs                                  $   26,608  $   22,589   $   20,657


Amortization of goodwill                                 $    5,549  $    5,610   $    5,606


Amortization of debt issuance costs and discount         $    3,152  $    5,318   $    5,102


Royalties                                                $    2,746  $    2,637   $    2,548

                          EXHIBIT INDEX

Number              Exhibit                       Page

 2.1   Second Modified Plan of Reorganization
       of the Company (incorporated herein by
       reference to Exhibits 1, 2 and 3 to the
       Company's Current Report on Form 8-K
       dated November 30, 1983 (File No. 1-
       1363)).

 2.2   Order, dated January 13, 1984, of the
       United States District Court for the
       Northern District of Ohio (modifying
       the Second Modified Plan of
       Reorganization of the Company)
       (incorporated herein by reference to
       Exhibit 2.2 to the Company's Annual
       Report on Form 10-K for the fiscal year
       ended December 31, 1983 (File No. 1-
       1363)).

 2.3   Agreement and Plan of Merger, dated as
       of November 26, 1991, by and among the
       Company, Envirosafe Services, Inc. and
       ESI Merger Co. (incorporated herein by
       reference to Annex A to the Joint Proxy
       Statement/Prospectus included in the
       Company's Registration Statement on
       Form S-4, filed on January 24, 1992
       (File No. 33-45270)).

 3.1   Certificate of Incorporation of the
       Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual
       Report on Form 10-K for the fiscal year
       ended December 31, 1989 (File No.
       1-1363)).

 3.2   Certificate of Amendment to the
       Certificate of Incorporation of the
       Company, dated February 26, 1992
       (incorporated herein by reference to
       Exhibit 3.2 to the Company's Annual
       Report on Form 10-K for the fiscal year
       ended December 31, 1991 (File No. 1-
       1363)).

 3.3   Certificate of Amendment to the
       Certificate of Incorporation of the
       Company, dated August 5, 1993
       (incorporated herein by reference to
       Exhibit 4.9 to the Company's Quarterly
       Report on Form 10-Q for the fiscal
       quarter ended June 30, 1993 (File No.
       1-1363)).

 3.4   Certificate of Designation of Shares of
       Class H Cumulative Preferred Stock of
       the Company (incorporated herein by
       reference to Exhibit 3.2 to the
       Company's Quarterly Report on Form 10-Q
       for the fiscal quarter ended June 30,
       1987 (File No. 1-1363)).

 3.5   Certificate of Designation of Shares of
       Class I Cumulative Redeemable Preferred
       Stock, Series A, Increasing Rate of the
       Company (incorporated herein by
       reference to Exhibit 3.5 to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987
       (File No. 1-1363)).

 3.6   Certificate of Designation of Shares of
       Class I Cumulative Redeemable Preferred
       Stock, Series B, Exchangeable of the
       Company (incorporated herein by
       reference to Exhibit 3.6 to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987
       (File No. 1-1363)).

 3.7   Certificate of Designation of Shares of
       Class I Preferred Stock, Series C of the
       Company (incorporated herein by
       reference to Exhibit 3.5 to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990
       (File No. 1-1363)).

 3.8   Certificate of Designation of the
       Preferences of Class J Convertible
       Preferred Stock of the Company
       (incorporated herein by reference to
       Exhibit 3.7 to Amendment No. 1 to the
       Company's Registration Statement on
       Form S-1, filed June 14, 1993 (File No.
       33-62050)).

 3.9   Certificate of Correction to the
       Certificate of Designation of the
       Preferences of Class J Convertible
       Preferred Stock of the Company
       (incorporated herein by reference to
       Exhibit 4.8 to the Company's Quarterly
       Report on Form 10-Q for the fiscal
       quarter ended June 30, 1993 (File No.
       1-1363)).

 3.10  By-Laws of the Company (incorporated
       herein by reference to Exhibit C (pages
       C-1 to C-9) to the Company's Proxy
       Statement filed April 24, 1987, in
       respect of its 1987 Annual Meeting of
       Stockholders (File No. 1-1363)).

 3.11  Amendment to the By-Laws of the Company
       (incorporated herein by reference to
       Exhibit 3.4 to the Company's Annual
       Report on Form 10-K for the fiscal year
       ended December 31, 1987 (File No. 1-
       1363)).

 4.1   Term Loan Agreement, dated as of
       December 28, 1990, between West One
       Bank, N.A., Imsamet of Idaho, Inc., the
       Company and International Mill Service,
       Inc.  (The Company agrees to furnish a
       copy of such agreement to the
       Commission upon request).

 4.2   Letter Amendment, effective January 28,
       1992, to the Term Loan Agreement to
       which reference is made in Exhibit 4.1
       to this Annual Report on Form 10-K.
       (The Company agrees to furnish a copy
       of such amendment to the Commission
       upon request.)

 4.3   Loan and Security Agreement, dated as
       of April 6, 1993, between IMS Funding
       Corporation and Greyhound Financial
       Corporation.  (The Company agrees to
       furnish a copy of such agreement to
       the Commission upon request.)

 4.4   Indenture, dated as of July 1, 1993,
       between the Company and United States
       Trust Company of New York, as Trustee,
       relating to the Company's 9-3/4% Senior
       Notes due 2003, including the form of
       such Notes attached as Exhibit A thereto
       (incorporated herein by reference to
       Exhibit 4.10 to the Company's Quarterly
       Report on Form 10-Q for the fiscal
       quarter ended June 30, 1993 (File No.
       1-1363)).

 4.5   Registration Rights Agreement, dated as
       of May 13, 1993, among the Company, FS
       Equity Partners II, L.P., The IBM
       Retirement Plan Trust Fund and Enso
       Partners, L.P. (incorporated herein
       by reference to Exhibit 4.29 to Amendment
       No. 1 to the Company's Registration
       Statement on Form S-1, filed June 14,
       1993 (File No. 33-62050)).

 4.6   Warrants to purchase shares of Common
       Stock of the Company issued to FS Equity
       Partners II, L.P., pursuant to the Stock
       Purchase Agreement, dated as of April 16,
       1993, among the Company, The Dyson-
       Kissner-Moran Corporation, WM Financial
       Corporation and FS Equity Partners II,
       L.P., as amended (incorporated herein
       by reference to Exhibit 4.30 to
       Amendment No. 1 to the Company's
       Registration Statement on Form S-1, filed
       June 14, 1993 (File No. 33-62050)).

 4.7   Warrants to purchase shares of Common
       Stock of the Company issued to The IBM
       Retirement Plan Trust Fund, pursuant
       to the Purchase Agreement and Assignment and Assumption Agreement, dated as of May 13, 1993, among the Company, FS
       Equity Partners II, L.P. and The IBM
       Retirement Plan Trust Fund (incorporated herein by reference to Exhibit 4.31 to Amendment No. 1 to the Company's
       Registration Statement on Form S-1,
       filed June 14, 1993 (File No. 33-62050)).

 4.8   Warrants to purchase shares of Common
       Stock of the Company issued to Enso
       Partners, L.P., pursuant to the Stock
       Purchase Agreement, dated as of May 13,
       1993, among the Company, The Dyson-
       Kissner-Moran Corporation, WM Financial
       Corporation and Enso Partners, L.P.
       (incorporated herein by reference to
       Exhibit 4.32 to Amendment No. 1 to
       the Company's Registration Statement
       on Form S-1, filed June 14, 1993
       (File No. 33-62050)).

 4.9   Credit Agreement, dated as of June 24,
       1993, among the Company, International
       Mill Service, Inc., the banks parties
       thereto, Chemical Bank, Banque Paribas
       and Credit Lyonnais New York Branch, as
       Co-Agents, and Chemical Bank, as
       Administrative Agent (incorporated herein by reference to Exhibit 28.3 to the Company's Current Report on Form 8-K, dated July 1, 1993 (File No. 1-1363)).

 4.10  First Amendment to the Credit              EXHIBIT 1
       Agreement, dated as of December 23,
       1993, among the Company, International
       Mill Service, Inc., the banks parties
       thereto, Chemical Bank, Banque Paribas
       and Credit Lyonnais New York Branch,
       as Co-Agents, and Chemical Bank, as
       Administrative Agent.

 4.11  Warrants to purchase 300,000 shares of
       Common Stock issued to Chemical Bank,
       NCNB Texas National Bank, Banque
       Paribas, National Bank of Canada and
       Royal Bank of Canada (incorporated
       herein by reference to Exhibit 10.24
       to Amendment No. 2 to the Company's
       Registration Statement on Form S-1,
       filed October 31, 1991 (File No.
       33-42381)).

10.1   Restated Incentive Stock Option Plan
       of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989
       (File No. 33-26633)).

10.2   Stock Purchase Agreement, dated as of
       April 16, 1993, among the Company, The
       Dyson-Kissner-Moran Corporation, WM
       Financial Corporation and FS Equity
       Partners II, L.P. (incorporated herein
       by reference to Exhibit 4.21 to the
       Company's Form 8 Amendment to Annual
       Report on Form 10-K for the fiscal
       year ended December 31, 1992
       (File No. 1-1363)).

10.3   First Amendment to the Stock Purchase
       Agreement, dated as of May 13, 1993,
       among the Company, The Dyson-Kissner-
       Moran Corporation, WM Financial
       Corporation and FS Equity
       Partners II, L.P. (incorporated
       herein by reference to Exhibit 28.2
       to the Company's Current Report on
       Form 8-K, dated May 27, 1993
       (File No. 1-1363)).

10.4   Purchase Agreement and Assignment and
       Assumption Agreement, dated as of May
       13, 1993, among the Company, FS Equity
       Partners II, L.P. and The IBM
       Retirement Plan Trust Fund
       (incorporated herein by reference
       to Exhibit 28.4 to the Company's
       Current Report on Form 8-K, dated May
       27, 1993 (File No. 1-1363)).

10.5   Stock Purchase Agreement, dated
       as of May 13, 1993, among the
       Company, The Dyson-Kissner-Moran
       Corporation, WM Financial Corporation
       and Enso Partners, L.P. (incorporated
       herein by reference to Exhibit 28.3
       to the Company's Current Report on
       Form 8-K, dated May 27, 1993
       (File No. 1-1363)).

10.6   Promissory Note of Louis A. Guzzetti,
       Jr., dated March 31, 1993, amending
       and replacing the Promissory Notes
       dated October 15, 1987, March 31, 1991
       and March 31, 1992 and the Letter
       Amendments dated April 13, 1991
       and May 12, 1992, payable to the
       Company in the principal amount of
       $432,678.50 (incorporated herein by
       reference to Exhibit 10.13 to
       Post-Effective Amendment No. 1
       to the Company's Registration Statement
       on Form S-1, filed September 16, 1993
       (File No. 33-46930)).

10.7   Promissory Notes of Aarne Anderson, James
       H. Cornell, Jerrold I. Dolinger, George
       E. Fuehrer, George T. Milano and Mr.
       Guzzetti, dated as of April 1, 1993,
       amending and replacing the Promissory
       Notes dated January 13, 1989, April
       1, 1991 and April 1, 1992, payable to
       the Company in the aggregate principal
       amount of $1,247,123.80 (incorporated
       herein by reference to Exhibit 10.17
       to Post-Effective Amendment No. 1 to
       the Company's Registration Statement
       on Form S-1, filed September 16, 1993
       (File No. 33-46930)).

10.8   Stock Option Agreement, dated March 18,
       1992, between the Company and Raymond
       P. Caldiero (incorporated herein by
       reference to Exhibit 10.20 to the
       Company's Annual Report on Form 10-K
       for the fiscal year ended December 31,
       1992 (File No. 1-1363)).

10.9   Stock Option Agreement, dated March
       18, 1992, between the Company and
       Jeffrey G. Miller (incorporated
       herein by reference to Exhibit 10.21
       to the Company's Annual Report on Form
       10-K for the fiscal year ended December
       31, 1992 (File No. 1-1363)).

10.10  Amendment, dated August 5, 1993, to the
       Stock Option Agreement, dated March 18,
       1992, between the Company and Jeffrey G.
       Miller, to which reference is made in
       Exhibit 10.9 to this Annual Report on
       Form 10-K (incorporated herein by
       reference to Exhibit 10.22 to
       Post-Effective Amendment No. 1 to the
       Company's Registration Statement on
       Form S-1, filed September 16, 1993
       (File No. 33-46930)).

10.11  Stock Option Agreement, dated August
       5, 1993, between the Company and Wallace
       B. Askins (incorporated herein by
       reference to Exhibit 10.23 to
       Post-Effective Amendment No. 1 to the
       Company's Registration Statement on
       Form S-1, filed September 16, 1993
       (File No. 33-46930)).

10.12  Stock Option Agreement, dated November     EXHIBIT 2
       1, 1993, between the Company and
       Arthur R. Seder, Jr.

10.13  1993 Stock Option Plan of the Company
       (incorporated herein by reference to
       Exhibit 10.21 to Amendment No. 1 to
       the Company's Registration Statement
       on Form S-1, filed June 14, 1993
       (File No. 33-62050)).

21.1   Subsidiaries of the Company.               EXHIBIT 3

23.1   Consent of Ernst & Young.                  EXHIBIT 4

23.2   Consent of KPMG Peat Marwick.              EXHIBIT 5