Form 10-Q
period 1994-03-31
ENVIROSOURCE INC
filed 1994-05-10
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

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

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on May 6, 1994 was 40,055,759.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              EnviroSource, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands)

                                           March 31,    December 31,
                                              1994         1993
                                          (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                 $   7,320    $  10,582
  Accounts receivable, less allowance
    for doubtful accounts of $1,076
    and $944                                   34,388       36,196
  Other current assets                          6,748        8,093
                                            ---------    ---------
    Total current assets                       48,456       54,871

Property, plant and equipment, at cost        256,028      248,785
Less allowance for depreciation               112,199      107,241
                                            ---------    ---------
                                              143,829      141,544

Goodwill, less amortization                   170,907      172,166

Landfill permits, less amortization            24,370       24,661

Closure trust funds and deferred
  charges, less amortization                   18,656       14,909

Debt issuance costs, less amortization          8,889        9,061

Other assets                                   13,086       10,033
                                            ---------    ---------
                                            $ 428,193    $ 427,245
                                            =========    =========











See Notes to Consolidated Financial Statements.

                              EnviroSource, Inc.
              CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                            (Dollars in thousands)

                                           March 31,   December 31,
                                             1994         1993
                                          Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                            $ 10,608     $  13,607
  Salaries, wages and related benefits         9,070         9,075
  Insurance                                    6,875         7,217
  Interest                                     6,450         1,072
  Estimated restructuring costs                9,464        10,900
  Other current liabilities                   26,989        21,904
  Current portion of debt and in 1993
    redeemable preferred stock                 4,997         8,492
                                            --------     ---------
      Total current liabilities               74,453        72,267

Long-term debt                               234,624       235,842

Other liabilities                             66,763        66,208

Class G redeemable preferred stock            38,974        38,711

Commitments and contingencies (Note D)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,055,759 shares issued and
    outstanding in 1994 and 40,052,259
    shares in 1993                             2,003         2,003
  Capital in excess of par value             162,561       162,461
  Accumulated deficit                       (149,338)     (148,605)
  Stock purchase loans receivable from
    officers                                    (840)         (840)
  Canadian translation adjustment             (1,007)         (802)
                                            --------     ---------
      Total stockholders' equity              13,379        14,217
                                            --------     ---------
                                            $428,193     $ 427,245
                                            ========     =========






See Notes to Consolidated Financial Statements.

                              EnviroSource, Inc.
         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except per share amounts)


                                               Three months ended
                                                    March 31,
                                                1994        1993

Revenues                                     $  58,423   $  59,864

Cost of revenues                                44,374      45,713
Selling, general and administrative
  expenses                                       7,794       8,806
                                             ---------   ---------
Operating income                                 6,255       5,345

Interest income                                    306         226

Interest expense                                (6,322)     (8,231)
                                             ---------   ---------
Income (loss) before income taxes                  239      (2,660)

Income tax expense                                 709         535
                                             ---------   ---------
Loss before cumulative effect of
  accounting change                               (470)     (3,195)

Cumulative effect of income tax
  accounting change                                         (2,302)
                                             ---------   ---------
Net loss                                          (470)     (5,497)

Preferred stock dividend requirements,
  reduced by $365 retirement gain in 1994         (263)     (1,053)
                                             ---------   ---------
Loss applicable to common shares             $    (733)  $  (6,550)
                                             =========   =========

Loss per share:
  Before cumulative effect of
    accounting change                        $    (.02)  $    (.18)
  Cumulative effect of income tax change                      (.10)
                                             ---------   ---------
  Net loss                                   $    (.02)  $    (.28)
                                             =========   =========





See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                               Three months ended
                                                    March 31,
                                                 1994       1993

OPERATING ACTIVITIES
Loss before cumulative effect of
  accounting change                           $   (470)  $  (3,195)
Adjustments to reconcile loss to
  cash provided by operations:
  Charge in lieu of income taxes                    92
  Depreciation                                   5,930       6,763
  Amortization                                   1,981       3,298
  Closure cost amortization and
    accruals                                       491         768
  Restructuring costs                           (1,001)
  Other changes in working capital               3,766         700
  Other                                          1,108        (275)
                                              --------   ---------
Cash provided by operating activities           11,897       8,059
                                              --------   ---------
INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                     (8,526)     (7,554)
  Proceeds from dispositions                       133          51
Purchase of intangibles                         (2,948)
Landfill permit additions and closure
  expenditures                                     (41)       (157)
Closure trust fund payments                     (3,917)       (194)
Ongoing net cash flows related to
  IU acquisition                                 5,774        (795)
Other                                             (911)          8
                                              --------   ---------
Cash used by investing activities              (10,436)     (8,641)
                                              --------   ---------
FINANCING ACTIVITIES
Issuance of debt                                 4,000
Debt repayments                                 (5,326)       (998)
Retirement of preferred stock                   (3,405)
Sale of common stock                                 8
                                              --------   ---------
Cash used by financing activities               (4,723)       (998)
                                              --------   ---------
CASH AND CASH EQUIVALENTS
  Decrease during the period                    (3,262)     (1,580)
  Beginning of year                             10,582      10,695
                                              --------   ---------
  End of period                               $  7,320   $   9,115
                                              ========   =========

See Notes to Consolidated Condensed Financial Statements.

                          EnviroSource, Inc.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)


NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The consolidated condensed balance sheet at December 31, 1993 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Per share amounts are based on the weighted average number of common shares outstanding: 40,054,000 and 23,592,000 for the three months ended March 31, 1994 and 1993. Because there were losses in both periods, common stock equivalents and Class G preferred stock had no dilutive effects.


NOTE B.  DEBT

At March 31, 1994, there were no revolving credit borrowings and $12.2 million of standby letters of credit were outstanding.

The Company paid interest of $.6 million and $6.7 million during the three months ended March 31, 1994 and 1993, excluding $.1 million capitalized in each period.


NOTE C.  INCOME TAXES

Income tax expense for the three month periods ended March 31, 1994 and 1993 consists primarily of state and foreign income taxes. The Company paid income taxes, net of refunds, of $.3 million and $.2 million for the three months ended March 31, 1994 and 1993.


NOTE D.  COMMITMENTS AND CONTINGENCIES

As of March 31,1994, the Company has commitments to spend $17 million for equipment additions, a new dross processing plant and hazardous waste landfill development and treatment facilities.
To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.1 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $3.7 million in late 1994, $7.6 million in 1995 and $3.9 million in 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity. The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At March 31, 1994, the Company was contingently liable for $12.2 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated condensed balance sheet.

In connection with IU International Corporation's ("IU's") 1985 disposition of P-I-E Nationwide, Inc. ("PIE"), IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987. PIE commenced bankruptcy proceedings in 1990 and ceased making payments in respect of its self-insured claims.
The Company's obligations for these claims aggregated an estimated $17.9 million at March 31, 1994, and currently require the Company to make payments averaging $.5 million per quarter. Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the timing and amount of receipt, if any, cannot be predicted. However, because sufficient liabilities are reflected in the consolidated condensed balance sheet and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at March 31, 1994 will not be adversely affected if IU receives no proceeds from such liquidation.

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

The U.S. Environmental Protection Agency and applicable state agencies have issued "Part B" permits under the Resource Conservation and Recovery Act ("RCRA") to the Company's Ohio and Idaho landfills. These permits are subject to regulatory review five years after issuance and may be modified by the applicable government agencies at any time.

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such regulations can affect the demand for Treatment and Disposal Services, and could also require this segment to incur significant costs for such matters as facility upgrading, remediation or other corrective action and landfill closure and post-closure maintenance and monitoring.
Any such cost increases would normally affect all hazardous waste landfills, so the Company would expect to be able to offset increased operating compliance costs by increasing prices charged to customers.

On April 21, 1994, the Ohio State Environmental Board of Review ("EBR") dismissed an appeal brought by the City of Oregon, Ohio of an April 1993 determination by the Ohio Environmental Protection Agency ("OEPA") not to modify or revoke the Company's Ohio landfill permit. The City has thirty days to appeal the dismissal by the EBR to the Franklin County, Ohio Court of Appeals. Even if the City of Oregon were to appeal the EBR decision, the Company believes it will continue to prevail and that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. In March 1993, the City had requested that the OEPA Director modify or revoke the permit, alleging that if the Ohio Hazardous Waste Facility Board ("HWFB") had been aware of certain scientific and technical data developed by the Company, HWFB would not have approved the issuance of the permit in May 1991.

In several instances the Company has been named as a potentially responsible party regarding properties that could be subject to remedial action under RCRA or the Comprehensive Environmental Response, Compsensation and Liability Act of 1980, as amended.
As to such matters, the Company is not subject to any administrative or judicial order requiring material expenditures, and the Company has determined that it is not likely to be subject to sanctions or held responsible for material remediation expenditures. In the opinion of management, the outcome of the matters described in this paragraph will not have a material adverse effect on the Company's financial condition or results of operations.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Revenues were $1.4 million (2%) lower in 1994, due to a reduction of $2.4 million (20%) for Treatment and Disposal Services offset by an increase of $1 million (2%) for Industrial Environmental Services. The Treatment and Disposal Services decrease resulted from a substantial reduction in landfill disposal volume, partially offset by an increase in average prices. The disposal volume reduction is attributed to environmental cleanup delays caused by severe winter weather, in addition to continuing weak customer demand. The Industrial Environmental Services increase is attributable to increased production volumes at steel mill customers, partially offset by the absence of revenue from two flue dust recycling units that were terminated as a part of the Company's 1993 restructuring.

Gross profit decreased $.1 million (1%) including a $1.6 million (50%) reduction for Treatment and Disposal Services offset by a $1.5 million (14%) improvement at Industrial Environmental Services. The Treatment and Disposal Services shortfall resulted from the weak demand for landfilling services mentioned above, partially offset by a $.4 million favorable settlement of a customer dispute. Industrial Environmental Services gross profit increased due to the higher production volumes of its steel mill customers. Each segment benefited from the absence in 1994 of $.4 million of 1993 losses ($.8 million combined) from operations that were terminated in the 1993 restructuring.

Selling, general and administrative costs decreased $1 million, primarily due to savings resulting from headcount reductions and other steps contemplated in the 1993 restructuring.

Due to the factors described above, operating income increased
$.9 million (17%). The increase included a $1.6 million increase for Industrial Environmental Services and a $.4 million reduction in corporate headquarters costs, offset by a $1.1 million
Treatment and Disposal Services shortfall.

Interest expense decreased $1.9 million, primarily due to the 1993 recapitalization. The recapitalization also increased by 70% the average shares of common stock outstanding.

Due to the factors described above, the 1994 net loss was $.5 million compared with a 1993 loss of $3.2 million before the cumulative effect of an accounting change. The $5.5 million 1993 net loss also includes the $2.3 million cumulative effect of a change in accounting for income taxes.

Preferred stock dividend requirements in 1994 were $.4 million less than in 1993 due to the 1993 exchange of the Class H preferred stock for common stock. Also, the 1994 first quarter benefited from a $.4 million gain from retiring 30,000 shares of Class G preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its capital expenditures, Treatment and Disposal Services trust fund payments, working capital needs and debt service obligations. In 1994 the Company must also fund obligations resulting from the 1993 restructuring. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

The Company expects to spend approximately $40 million for capital expenditures in 1994, primarily for Industrial Environmental Services equipment additions and an aluminum dross processing plant in Utah and Treatment and Disposal Services landfill development and waste treatment facilities at both the Ohio and Idaho landfills. $8.5 million was spent through March 31, 1994, and the Company is committed for an additional $17 million.

Treatment and Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. The Company estimates its future trust fund payments as follows: for the Idaho landfill, approximately $1.1 million annually through 1998; and for the Ohio landfill, approximately $3.7 million in late 1994, $7.6 million in 1995 and $3.9 million in 1996.

In the fourth quarter of 1993, the Company recorded a $22 million restructuring charge, primarily to (i) terminate two unprofitable flue dust recycling units and other unprofitable units, (ii) discontinue efforts to obtain a Pennsylvania hazardous waste landfill permit, and (iii) reorganize its Envirosafe and Conversion Systems units into the Treatment and Disposal Services business segment. Approximately $10 million of the total restructuring charge consists of non-cash losses resulting primarily from the write-off of property, plant and equipment. The other $12 million was provided for cash costs, most of which will be expended in 1994. Most of the changes contemplated in the 1993 restructuring have been completed, and $1 million of the cash costs were incurred in the 1994 first quarter, primarily for employee severance and winding down operations.

The consolidated balance sheet reflects negative working capital of $26 million at March 31, 1994, including $9.5 million of estimated restructuring costs and $17.6 million of estimated IU acquisition obligations, which are unrelated to ongoing operations.

The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by its bank credit facility. The facility permits the Company to redeem (including accumulated dividends) or retire shares of its Class G preferred stock with up to $5 million in cash (including borrowings thereunder) at any time. In March 1994, the Company used $3.4 million of this capacity to retire 30,000 shares of Class G preferred stock. Subject to a test that requires improved financial performance, the amount of additional allowable Class G retirements progressively increases to $31.6 million by July 1995. The facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the remaining outstanding shares of Class G preferred stock, assuming no dividends are paid earlier, would require $44.3 million in 1996.

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

The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. At March 31, 1993, there were no revolving credit borrowings and $12.2 million of standby letters of credit were outstanding.

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

See Note D to the consolidated condensed financial statements for a discussion of various contingencies, including environmental compliance matters.

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On March 11, 1993, the City of Oregon, Ohio requested that the Director of the Ohio Environmental Protection Agency ("OEPA") modify or revoke Envirosafe Services, Inc.'s ("Envirosafe") Ohio landfill permit, alleging that if the Ohio Hazardous Waste Facility Board ("HWFB") had been aware of certain scientific and technical data developed by Envirosafe, HWFB would not have approved the issuance of the permit in May 1991. On April 12, 1993, the OEPA Director determined not to modify or revoke the permit, concluding that the data in question presented no new or meaningful information in light of other data already in the record and the final design of the disposal cell authorized by the permit. On May 12, 1993, the City of Oregon filed a notice of appeal before the Ohio State Environmental Board of Review ("EBR") seeking review of the OEPA Director's April 12, 1993 decision.

         On April 21, 1994, the EBR dismissed the City of Oregon's appeal. The City has thirty days to appeal the order of the EBR to the Franklin County, Ohio Court of Appeals. Even if the City of Oregon were to appeal the EBR decision, the Company believes it will continue to prevail and that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.


Item 3.  Defaults Upon Senior Securities.

         The Company's bank credit facility prohibits the Company from declaring and paying dividends on its Class G $7.25 Cumulative Convertible Preferred Stock (the "Class G Stock") until July 15, 1998. The Company has omitted regular quarterly dividends since October 1990 on the Class G Stock. The total amount of unpaid dividends on the outstanding shares of the Class G Stock is currently approximately $8.6 million.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

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

   4.2  -  Letter Amendment, effective January 28, 1992, to the
           Term Loan Agreement to which reference is made in
           Exhibit 4.1 to this Quarterly Report on Form 10-Q.
           (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

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

   4.10 - First Amendment to the Credit Agreement, dated as of December 23, 1993, among the Company, International Mill Service, Inc., the banks parties thereto, Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as Co-Agents, and Chemical Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-1363)).

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

  10.7 - Promissory Notes of Aarne Anderson, Jerrold I. Dolinger, George E. Fuehrer, George T. Milano and Mr. Guzzetti, dated as of April 1, 1993, amending and replacing the Promissory Notes dated January 13, 1989, April 1, 1991 and April 1, 1992, payable to the Company in the aggregate principal amount of $1,058,158 (incorporated herein by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

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

  10.10 - Amendment, dated August 5, 1993, to the Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller, to which reference is made in
           Exhibit 10.10 to this Quarterly Report on Form 10-Q (incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

  10.11 - Stock Option Agreement, dated August 5, 1993, between the Company and Wallace B. Askins (incorporated herein by reference to Exhibit 10.23 to Post-
           Effective Amendment No. 1 to the Company's
           Registration Statement on Form S-1, filed September
           16, 1993 (File No. 33-46930)).

  10.12 - Stock Option Agreement, dated November 1, 1993, between the Company and Arthur R. Seder, Jr. (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-
           1363)).

  10.13 - 1993 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.21 to Amendment No.
           1 to the Company's Registration Statement on Form S-
           1, filed June 14, 1993 (File No. 33-62050)).


    (b)   Reports on Form 8-K.

          During the quarter ended March 31, 1994, the Company filed no Current Reports on Form 8-K.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EnviroSource, Inc.




Dated:  May 9, 1994               /S/ JAMES C. HULL
                                  James C. Hull
                                  Vice President and Chief
                                    Financial Officer
                                    (Duly Authorized Officer
                                     and Principal Financial
                                     and Accounting Officer)

                               EXHIBIT INDEX

 Number                 Exhibit                          Page

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

   4.2  -  Letter Amendment, effective January 28,
           1992, to the Term Loan Agreement to which reference is made in Exhibit 4.1 to this Quarterly Report on Form 10-Q. (The
           Company agrees to furnish a copy of such agreement to the Commission upon request.)

   4.3  -  Loan and Security Agreement, dated as of
           April 6, 1993, between IMS Funding
           Corporation and Greyhound Financial
           Corporation.  (The Company agrees to
           furnish a copy of such agreement to the
           Commission upon request.)

   4.4  -  Indenture, dated as of July 1, 1993,
           between the Company and United States
           Trust Company of New York, as Trustee,
           relating to the Company's 9-3/4% Senior
           Notes due 2003, including the form of
           such Notes attached as Exhibit A thereto
           (incorporated herein by reference to
           Exhibit 4.10 to the Company's Quarterly
           Report on Form 10-Q for the fiscal
           quarter ended June 30, 1993 (File No. 1-
           1363)).

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
           Stock of the Company issued to Enso
           Partners, L.P., pursuant to the Stock
           Purchase Agreement, dated as of May 13,
           1993, among the Company, The Dyson-
           Kissner-Moran Corporation, WM Financial
           Corporation and Enso Partners, L.P.
           (incorporated herein by reference to
           Exhibit 4.32 to Amendment No. 1 to the
           Company's Registration Statement on Form
           S-1, filed June 14, 1993 (File No. 33-
           62050)).

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

   4.10 - First Amendment to the Credit Agreement, dated as of December 23, 1993, among the Company, International Mill Service,
           Inc., the banks parties thereto, Chemical
           Bank, Banque Paribas and Credit Lyonnais
           New York Branch, as Co-Agents, and
           Chemical Bank, as Administrative Agent
           (incorporated herein by reference to
           Exhibit 4.10 to the Company's Annual
           Report on Form 10-K for the fiscal year
           ended December 31, 1993 (File No. 1-
           1363)).

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

  10.1 - Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form
           S-8, filed January 17, 1989 (File No. 33-
           26633)).

  10.2  -  Stock Purchase Agreement, dated as of
           April 16, 1993, among the Company, The
           Dyson-Kissner-Moran Corporation, WM
           Financial Corporation and FS Equity
           Partners II, L.P. (incorporated herein by reference to Exhibit 4.21 to the Company's Form 8 Amendment to Annual
           Report on Form 10-K for the fiscal year
           ended December 31, 1992 (File No. 1-
           1363)).

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

  10.5  -  Stock Purchase Agreement, dated as of May
           13, 1993, among the Company, The Dyson-
           Kissner-Moran Corporation, WM Financial
           Corporation and Enso Partners, L.P.
           (incorporated herein by reference to
           Exhibit 28.3 to the Company's Current
           Report on Form 8-K, dated May 27, 1993
           (File No. 1-1363)).

  10.6  -  Promissory Note of Louis A. Guzzetti,
           Jr., dated March 31, 1993, amending and
           replacing the Promissory Notes dated
           October 15, 1987, March 31, 1991 and
           March 31, 1992 and the Letter Amendments dated April 13, 1991 and May 12, 1992, payable to the Company in the principal amount of $432,678.50 (incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the
           Company's Registration Statement on Form
           S-1, filed September 16, 1993 (File No.
           33-46930)).

  10.7  -  Promissory Notes of Aarne Anderson,
           Jerrold I. Dolinger, George E. Fuehrer,
           George T. Milano and Mr. Guzzetti dated
           as of April 1, 1993, amending and
           replacing the Promissory Notes dated
           January 13, 1989, April 1, 1991 and April
           1, 1992, payable to the Company in the
           aggregate principal amount of $1,058,158
           (incorporated herein by reference to
           Exhibit 10.17 to Post-Effective Amendment
           No. 1 to the Company's Registration
           Statement on Form S-1, filed September
           16, 1993 (File No. 33-46930)).

  10.8  -  Stock Option Agreement, dated March 18,
           1992, between the Company and Raymond P.
           Caldiero (incorporated herein by
           reference to Exhibit 10.20 to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
           (File No. 1-1363)).

  10.9  -  Stock Option Agreement, dated March 18,
           1992, between the Company and Jeffrey G.
           Miller (incorporated herein by reference to Exhibit 10.21 to the Company's Annual
           Report on Form 10-K for the fiscal year
           ended December 31, 1992 (File No. 1-
           1363)).

  10.10 -  Amendment, dated August 5, 1993, to the
           Stock Option Agreement, dated March 18,
           1992, between the Company and Jeffrey G.
           Miller, to which reference is made in
           Exhibit 10.10 to this Quarterly Report on
           Form 10-Q (incorporated herein by
           reference to Exhibit 10.22 to Post-
           Effective Amendment No. 1 to the
           Company's Registration Statement on Form
           S-1, filed September 16, 1993 (File No.
           33-46930)).

  10.11 -  Stock Option Agreement, dated August 5,
           1993, between the Company and Wallace B.
           Askins (incorporated herein by reference to Exhibit 10.23 to Post-Effective
           Amendment No. 1 to the Company's
           Registration Statement on Form S-1, filed
           September 16, 1993 (File No. 33-46930)).

  10.12 -  Stock Option Agreement, dated November 1,
           1993, between the Company and Arthur R.
           Seder, Jr. (incorporated herein by
           reference to Exhibit 10.12 to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
           (File No. 1-1363)).

  10.13 -  1993 Stock Option Plan of the Company
           (incorporated herein by reference to
           Exhibit 10.21 to Amendment No. 1 to the
           Company's Registration Statement on Form
           S-1, filed June 14, 1993 (File No. 33-
           62050)).