Form 10-Q
period 1994-06-30
ENVIROSOURCE INC
filed 1994-08-09
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on August 4, 1994 was 40,055,759.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              EnviroSource, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands)

                                       June 30,       December 31,
                                         1994            1993
                                      (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                 $   1,589    $  10,582
  Accounts receivable, less allowance
    for doubtful accounts of $1,026
    and $944                                   37,385       36,196
  Other current assets                          7,243        8,093
                                            ---------    ---------
    Total current assets                       46,217       54,871

Property, plant and equipment, at cost        269,630      248,785
Less allowance for depreciation               117,437      107,241
                                            ---------    ---------
                                              152,193      141,544

Goodwill, less amortization                   169,659      172,166

Landfill permits, less amortization            23,919       24,661

Closure trust funds and deferred
  charges, less amortization                   18,330       14,909

Debt issuance costs, less amortization          9,117        9,061

Other assets                                   13,185       10,033
                                            ---------    ---------
                                            $ 432,620    $ 427,245
                                            =========    =========

See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
              CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                            (Dollars in thousands)

                                       June 30,       December 31,
                                         1994            1993
                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                            $ 14,258     $  13,607
  Salaries, wages and related benefits         9,686         9,075
  Insurance                                    6,996         7,217
  Interest                                     1,141         1,072
  Estimated restructuring costs                7,806        10,900
  Other current liabilities                   20,555        21,904
  Current portion of debt and in 1993
    redeemable preferred stock                 5,022         8,492
                                            --------     ---------
      Total current liabilities               65,464        72,267

Long-term debt                               246,922       235,842

Other liabilities                             66,459        66,208

Class G redeemable preferred stock            38,603        38,711

Commitments and contingencies (Note D)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,055,759 shares issued and
    outstanding in 1994 and 40,052,259
    shares in 1993                             2,003         2,003
  Capital in excess of par value             162,469       162,461
  Accumulated deficit                       (147,453)     (148,605)
  Stock purchase loans receivable from
    officers                                    (840)         (840)
  Canadian translation adjustment             (1,007)         (802)
                                            --------     ---------
      Total stockholders' equity              15,172        14,217
                                            --------     ---------
                                            $432,620     $ 427,245
                                            ========     =========


See Notes to Consolidated Condensed Financial Statements.

                                EnviroSource, Inc.
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amounts)

                               Three months ended   Six months ended
                                    June 30,            June 30,
                                 1994      1993      1994       1993

Revenues                       $63,458  $ 77,902   $121,881  $137,766

Cost of revenues                45,735    59,894     90,109   105,607
Selling, general and
  administrative expenses        8,448     9,246     16,242    18,052
                               -------  --------   --------  --------
Operating income                 9,275     8,762     15,530    14,107

Interest income                    235       211        541       437

Interest expense                (6,176)   (8,051)   (12,498)  (16,282)
                               -------  --------   --------  --------
Income (loss) before income
  taxes                          3,334       922      3,573    (1,738)

Income tax expense               1,018     1,050      1,727     1,585
                               -------  --------   --------  --------
Income (loss) before extraordi-
  nary loss and cumulative
  effect of accounting change    2,316      (128)     1,846    (3,323)

Extraordinary loss from extin-
  guishment of debt, reduced by
  $434 income tax benefit                (21,496)             (21,496)

Cumulative effect of income
  tax accounting change                                        (2,302)
                               -------  --------   --------  --------
Net income (loss)                2,316   (21,624)     1,846   (27,121)

Preferred stock dividend
  requirements, reduced by
  retirement gains of $158
  and $523 in 1994                (431)     (841)      (694)   (1,894)
                               -------  --------   --------  --------
Income (loss) applicable
  to common shares             $ 1,885  $(22,465)  $  1,152  $(29,015)
                               =======  ========   ========  ========

Income (loss) per share:
  Before extraordinary loss
    and cumulative effect of
    accounting change          $   .05  $   (.03)  $    .03  $   (.19)
  Extraordinary loss                        (.66)                (.77)
  Cumulative effect of income
    tax change                                                   (.08)
                               -------  --------   --------  --------
  Net income (loss)            $   .05  $   (.69)  $    .03  $  (1.04)
                               =======  ========   ========  ========


See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                                 Six months ended
                                                     June 30,
                                                 1994        1993

OPERATING ACTIVITIES
Income (loss) before extraordinary loss and
  cumulative effect of accounting change      $  1,846   $  (3,323)
Adjustments to reconcile income (loss) to
  cash provided by operations:
  Charge in lieu of income taxes                   507          434
  Depreciation                                  11,895       13,719
  Amortization                                   4,053        6,525
  Closure cost amortization and accruals         1,213        1,813
  Restructuring costs                           (2,601)
  Other changes in working capital              (2,177)     (1,566)
  Other                                          2,282      (1,044)
                                              --------   ---------
Cash provided by operating activities           17,018      16,558
                                              --------   ---------
INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                    (22,800)    (15,493)
  Proceeds from dispositions                       153          73
Purchase of intangibles                         (2,948)
Landfill permit additions and closure
  expenditures                                    (160)       (344)
Closure trust fund payments                     (4,178)       (285)
Ongoing net cash flows related to
  IU acquisition                                   616      (1,400)
Other                                           (2,894)       (191)
                                              --------   ---------
Cash used by investing activities              (32,211)    (17,640)
                                              --------   ---------
FINANCING ACTIVITIES
Sale of common stock                                 8      42,900
Issuance of debt                                17,500      18,500
Debt issuance costs                               (579)       (780)
Debt repayments                                 (6,521)    (50,183)
Cash portion of extraordinary loss                            (738)
Retirement of preferred stock                   (4,208)     (5,148)
                                              --------   ---------
Cash provided by financing activities            6,200       4,551
                                              --------   ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease) during the period         (8,993)      3,469
  Beginning of year                             10,582      10,695
                                              --------   ---------
  End of period                               $  1,589   $  14,164
                                              ========   =========


See Notes to Consolidated Condensed Financial Statements.

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The consolidated condensed balance sheet at December 31, 1993 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Per share amounts are based on the weighted average number of common shares outstanding plus in 1994 the dilutive effect of stock options and warrants: 40,357,000 and 32,422,000 for the three months ended June 30, 1994 and 1993; 40,447,000 and 28,007,000 for the six months then ended. Class G preferred stock had no dilutive effects.


NOTE B.  DEBT

On June 14, 1994, the Company completed an $8.5 million
Industrial Revenue Bond financing, due in 2002. Interest is at 8.25% (9.2% effective rate including amortization of issuance costs). The proceeds are being used to expand the Company's
Idaho landfill.

At June 30, 1994, $5 million of revolving credit borrowings and $12.2 million of standby letters of credit were outstanding.

The Company paid interest of $11.8 million and $13.3 million during the six months ended June 30, 1994 and 1993, excluding $.4 million and $.3 million capitalized in these periods.


NOTE C.  INCOME TAXES

Income tax expense consists primarily of state and foreign income taxes plus charges in lieu of federal taxes. The 1994 effective tax rate contemplates recognition of federal tax benefits resulting from estimated costs included in the 1993 restructuring charge that will become deductible and reduce taxable income in the 1994 tax return. Such benefits reduced the six month 1994 federal tax expense by $1.2 million.

The Company paid income taxes, net of refunds, of $1.1 million and $.7 million for the six months ended June 30, 1994 and 1993.


NOTE D.  COMMITMENTS AND CONTINGENCIES

As of June 30, 1994 the Company is committed to spend $16 million for equipment additions, a dross processing plant that is under construction and landfill development and treatment facilities. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.1 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $3.7 million in late 1994, $7.6 million in 1995 and $3.9 million in 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity. The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At June 30, 1994, the Company was contingently liable for $12.2 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated condensed balance sheet.

In connection with IU International Corporation's ("IU's") 1985 disposition of P-I-E Nationwide, Inc. ("PIE"), IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987. PIE commenced bankruptcy proceedings in 1990 and ceased making payments in respect of its self-insured claims.
The Company's obligations for these claims aggregate an estimated $17.3 million at June 30, 1994, and currently require the Company to make payments averaging $.5 million per quarter. Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the timing and amount of receipt, if any, cannot be predicted. However, because sufficient liabilities are reflected in the consolidated condensed balance sheet and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at June 30, 1994 will not be adversely affected if IU receives no proceeds from such liquidation.

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

The U.S. Environmental Protection Agency and applicable state agencies have issued "Part B" permits under the Resource
Conservation and Recovery Act, as amended ("RCRA"), to the Company's Ohio and Idaho landfills. These permits are subject to regulatory review five years after issuance and may be modified by the applicable government agencies at any time.

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

The City of Oregon, Ohio determined not to appeal the Ohio State Environmental Board of Review's April 1994 dismissal of the City's April 1993 appeal of a determination by the Ohio Environmental Protection Agency ("OEPA") not to modify or revoke the Company's Ohio landfill permit. In March 1993, the City had requested that the OEPA Director modify or revoke the permit, alleging that the Ohio Hazardous Waste Facility Board would not have approved the May 1991 issuance of the permit if it had been aware of certain scientific and technical data developed by the Company. The City's decision not to appeal concludes this matter.

In several instances the Company has been named as a potentially responsible party regarding properties that could be subject to remedial action under RCRA or the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. As to such matters, the Company is not subject to any administrative or judicial order requiring material expenditures, and the Company has determined that it is not likely to be subject to sanctions or held responsible for material remediation expenditures. In the opinion of management, the outcome of the matters described in this paragraph will not have a material adverse effect on the Company's financial condition or results of operations.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Revenues were $14.4 million (19%) lower in 1994, reflecting a reduction of $15.7 million (56%) for Treatment and Disposal Services partially offset by an increase of $1.3 million (3%) for Industrial Environmental Services. The Treatment and Disposal Services decrease was largely the result of a $13.1 million decline in revenues from long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities, due to the timing of billings for major 1993 equipment installations. Also, hazardous waste landfilling revenues declined due to a substantial reduction in disposal volumes and somewhat lower prices. The reduced volumes are caused by continued weak demand, which is attributed primarily to slowdowns in cleanup projects. The Industrial Environmental Services revenues increase is attributable to increased production volumes at steel mill customers, partially offset by the absence of revenue ($.9 million in 1993) from two flue dust recycling units that were terminated as a part of the Company's 1993 restructuring.

Gross profit decreased $.3 million (2%) reflecting a $1.5 million (31%) reduction for Treatment and Disposal Services offset by a $1.2 million (9%) improvement at Industrial Environmental Services. The Treatment and Disposal Services shortfall resulted from the reduced landfilling revenues mentioned above, partially offset by positive results from other services and the absence of losses ($.2 million in 1993) from operations that were terminated as a part of the 1993 restructuring. The decline in long-term contract revenues had a minimal effect on the 1994 versus 1993 gross profit comparison. 1994 gross profits during the higher-margin design and testing phases of long-term contracts, including work on a new contract during the quarter, were slightly higher than 1993 gross profits during lower-margin equipment installation phases. Industrial Environmental Services gross profit increased due to the higher production volumes of its steel mill customers and the absence of losses ($.5 million in 1993) from the flue dust recycling units that were terminated as a part of the 1993 restructuring.

Selling, general and administrative costs decreased $.8 million, primarily due to savings resulting from headcount reductions and other steps taken in the 1993 restructuring.

Due to the factors described above, operating income increased $.5 million (6%). The increase includes a $1 million increase for Industrial Environmental Services and a $.5 million reduction in corporate headquarters costs, offset by a $1 million Treatment and Disposal Services shortfall.

Interest expense decreased $1.9 million, primarily due to the 1993 recapitalization. The recapitalization also increased by 24% the average shares of common stock outstanding.

Due to the factors described above, 1994 net income was $2.3 million compared with a 1993 net loss of $21.6 million, which included a $21.5 million extraordinary loss from extinguishment of debt.

Preferred stock dividend requirements were lower in 1994 than in 1993 due to the 1993 exchange of the Class H preferred stock for common stock and a small 1994 gain from retiring 7,500 shares of Class G preferred stock.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30

Revenues were $15.9 million (12%) lower in 1994, reflecting a reduction of $18.2 million (45%) for Treatment and Disposal Services partially offset by an increase of $2.3 million (2%) for Industrial Environmental Services. The Treatment and Disposal Services decrease was largely the result of a $13 million decline in revenues from long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities, due to the timing of billings for major 1993 equipment installations. Also, hazardous waste landfilling revenues declined as a result of a substantial reduction in disposal volumes. The reduced volumes are caused by continued weak demand, which is attributed primarily to slowdowns in cleanup projects, particularly during the severe winter weather of the first quarter. The Industrial Environmental Services revenues increase is attributable to increased production volumes at steel mill customers, partially offset by the absence of revenue ($2 million in 1993) from two flue dust recycling units that were terminated as a part of the Company's 1993 restructuring.

Gross profit decreased $.4 million (1%) reflecting a $3.2 million (38%) reduction for Treatment and Disposal Services offset by a $2.8 million (12%) improvement at Industrial Environmental Services. The Treatment and Disposal Services shortfall resulted from the reduced landfilling revenues mentioned above, partially offset by positive results from other services and the absence of losses ($.6 million in 1993) from operations that were terminated as a part of the 1993 restructuring. The decline in long-term contract revenues had a negligible effect on the gross profit comparison for the reasons discussed in the three month comparison. Industrial Environmental Services gross profit increased due to the higher production volumes of its steel mill customers and the absence of losses ($.9 million in 1993) from the flue dust recycling units that were terminated as a part of the 1993 restructuring.

Selling, general and administrative costs decreased $1.8 million, primarily due to savings resulting from headcount reductions and other steps taken in the 1993 restructuring.

Due to the factors described above, operating income increased
$1.4 million (10%). The increase includes a $2.6 million increase for Industrial Environmental Services and a $.8 million reduction in corporate headquarters costs, offset by a $2 million
Treatment and Disposal Services shortfall.

Interest expense decreased $3.8 million, primarily due to the 1993 recapitalization. The recapitalization also increased by 43% the average shares of common stock outstanding.

Due to the factors described above, 1994 net income was $1.8 million compared with a 1993 net loss of $27.1 million, which included both the $21.5 million extraordinary loss from extinguishment of debt and a $2.3 million charge for the cumulative effect of a change in accounting for income taxes.

Preferred stock dividend requirements were lower in 1994 than in 1993 due to the 1993 exchange of the Class H preferred stock for common stock and a $.5 million gain from retiring 37,500 shares of Class G preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of its capital expenditures, Treatment and Disposal Services trust fund payments, working capital needs and debt service obligations. The Company must also fund obligations resulting from its 1993 restructuring. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

The Company expects to spend approximately $40 million for capital additions in 1994, primarily for Industrial Environmental Services equipment additions and an aluminum dross processing plant in Utah and for Treatment and Disposal Services landfill development and treatment facilities at both the Ohio and Idaho landfills. $22.8 million was spent through June 30, 1994.

Treatment and Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. The Company estimates its future trust fund payments as follows: for the Idaho landfill, approximately $1.1 million annually through 1998, and for the Ohio landfill, approximately $3.7 million in late 1994, $7.6 million in 1995 and $3.9 million in 1996.

In the fourth quarter of 1993, the Company recorded a $22 million restructuring charge, primarily to (i) terminate two unprofitable flue dust recycling units and other unprofitable units, (ii) discontinue efforts to obtain a Pennsylvania hazardous waste landfill permit, and (iii) reorganize its Envirosafe and Conversion Systems units into the Treatment and Disposal Services business segment. Approximately $10 million of the total restructuring charge consists of non-cash losses resulting primarily from the write-off of property, plant and equipment. The other $12 million was provided for cash costs. Most of the changes contemplated in the 1993 restructuring have been completed, and $2.6 million of the cash costs were incurred in the first six months of 1994, primarily for employee severance and terminating operations. An additional $3 million of such cash costs are expected in the second half of 1994 with the remaining cash expenditures carrying over into 1995.

The consolidated balance sheet reflects negative working capital of $19.2 million at June 30, 1994, including $7.8 million of estimated restructuring costs and $13.3 million of estimated IU acquisition obligations, which are unrelated to ongoing operations.

The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by its bank credit facility. The facility permits the Company to redeem (including accumulated dividends) or retire shares of its Class G preferred stock with up to $5 million in cash at any time. In the first half of 1994, the Company used $4.2 million of this capacity to retire 37,500 shares of Class G preferred stock. Subject to a test that requires improved financial performance, the amount of additional allowable Class G retirements progressively increases to $30.8 million by July 1995. The facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the remaining outstanding shares of Class G preferred stock, assuming no dividends are paid earlier, would require $43.2 million in 1996.

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

The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. At June 30, 1994, $5 million of revolving credit borrowings and $12.2 million of standby letters of credit were outstanding.

The Company has substantial deferred tax assets arising from federal income tax net operating loss carryforwards. The Company also has substantial additional deferred tax assets that will become available to reduce future federal income taxes as the underlying book/tax differences become deductible for tax purposes. Consequently, the Company does not expect to pay any federal income taxes for 1994, and thereafter the Company expects to utilize its deferred tax assets to reduce substantially its federal income tax payments over the next several years.

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

         On April 21, 1994, the EBR dismissed the City of
Oregon's appeal. The City determined not to appeal the EBR's order thus concluding this matter.


Item 3.  Defaults Upon Senior Securities.

         The Company's bank credit facility prohibits the Company from declaring and paying dividends on its Class G $7.25 Cumulative Convertible Preferred Stock (the "Class G Stock") until July 15, 1998. The Company has omitted regular quarterly dividends since October 1990 on the Class G Stock. The total amount of unpaid dividends on the outstanding shares of the Class G Stock is currently approximately $9 million.


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

   4.12 - Loan Agreement between the Industrial Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994, dated as of June 1, 1994, and related agreements. (The Company agrees to furnish a copy of such agreements to the Commission upon request).

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

  10.10 - Amendment, dated August 5, 1993, to the Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller, to which reference is made in
           Exhibit 10.9 to this Quarterly Report on Form 10-Q (incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

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


    (b)   Reports on Form 8-K.

          During the quarter ended June 30, 1994, the Company filed no Current Reports on Form 8-K.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EnviroSource, Inc.




Dated:  August 9, 1994              /s/ James C. Hull
                                    James C. Hull
                                    Vice President and Chief
                                      Financial Officer
                                      (Duly Authorized Officer
                                       and Principal Financial
                                       and Accounting Officer)

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

   4.12 -  Loan Agreement between the Industrial
           Development Corporation of Owyhee County,
           Idaho and Envirosafe Services of Idaho,
           Inc. relating to $8,500,000 Industrial
           Revenue Bonds, Series 1994, dated as of
           June 1, 1994, and related agreements.
           (The Company agrees to furnish a copy of such agreements to the Commission upon request).

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

  10.10 -  Amendment, dated August 5, 1993, to the
           Stock Option Agreement, dated March 18,
           1992, between the Company and Jeffrey G.
           Miller, to which reference is made in
           Exhibit 10.9 to this Quarterly Report on
           Form 10-Q (incorporated herein by
           reference to Exhibit 10.22 to Post-
           Effective Amendment No. 1 to the
           Company's Registration Statement on Form
           S-1, filed September 16, 1993 (File No.
           33-46930)).

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