Form 10-Q
period 1994-09-30
ENVIROSOURCE INC
filed 1994-11-14
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

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

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on November 10, 1994 was 40,055,759.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              EnviroSource, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands)

                                    September 30,   December 31,
                                         1994         1993
                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                 $   2,622    $ 10,582
  Accounts receivable, less allowance
    for doubtful accounts of $968
    and $944                                   40,671      36,196
  Other current assets                          7,480       8,093
                                             --------    --------
    Total current assets                       50,773      54,871

Property, plant and equipment, at cost        276,276     248,785
Less allowance for depreciation               122,242     107,241
                                             --------    --------
                                              154,034     141,544

Goodwill, less amortization                   168,407     172,166

Landfill permits, less amortization            23,431      24,661

Closure trust funds and deferred
  charges, less amortization                   17,846      14,909

Debt issuance costs, less amortization          8,843       9,061

Other assets                                   10,226      10,033
                                             --------    --------
                                           $  433,560   $ 427,245
                                             ========    ========












See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
              CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                            (Dollars in thousands)

                                     September 30,    December 31,
                                         1994         1993
                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                            $  9,567     $ 13,607
  Salaries, wages and related benefits        10,302        9,075
  Insurance                                    7,140        7,217
  Interest                                     6,675        1,072
  Estimated restructuring costs                6,655       10,900
  Other current liabilities                   20,809       21,904
  Current portion of debt and in 1993
    redeemable preferred stock                 4,994        8,492
                                             -------      -------
      Total current liabilities               66,142       72,267

Long-term debt                               243,664      235,842

Other liabilities                             66,557       66,208

Class G redeemable preferred stock            39,113       38,711

Commitments and contingencies (Note E)


Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,055,759 shares issued and
    outstanding in 1994 and 40,052,259
    shares in 1993                             2,003        2,003
  Capital in excess of par value             162,469      162,461
  Accumulated deficit                       (144,675)    (148,605)
  Stock purchase loans receivable from
    officers                                    (840)        (840)
  Canadian translation adjustment               (873)        (802)
                                             -------      -------
      Total stockholders' equity              18,084       14,217
                                             -------      -------
                                         $   433,560    $ 427,245
                                             =======      =======






See Notes to Consolidated Condensed Financial Statements.

                                EnviroSource, Inc.
            CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amounts)

                               Three months ended   Nine months ended
                                 September 30,       September 30,
                                 1994      1993      1994      1993

Revenues                       $66,001   $66,475   $187,882 $204,241

Cost of revenues                47,443    53,057    137,552  158,664
Selling, general and
  administrative expenses        7,506     8,316     23,748   26,368
                                ------    ------    -------  -------

Operating income                11,052     5,102     26,582   19,209

Interest income                    214       308        755      745

Interest expense                (6,278)   (6,304)   (18,776) (22,586)
                                ------    ------     ------   ------

Income (loss) before income
  taxes                          4,988      (894)     8,561   (2,632)

Income tax expense               1,648       242      3,375    1,827
                                ------    ------     ------   ------

Income (loss) before extraordi-
  nary loss and cumulative
  effect of accounting change    3,340    (1,136)     5,186   (4,459)

Extraordinary loss from extin-
  guishment of debt                         (434)            (21,930)

Cumulative effect of income
  tax accounting change                                       (2,302)
                                ------    ------     ------   ------
Net income (loss)                3,340    (1,570)     5,186  (28,691)

Preferred stock dividend
  requirements, reduced by
  retirement gains of $13
  and $536 in 1994                (562)     (652)    (1,256)  (2,546)
                                ------    ------     ------   ------

Income (loss) applicable
  to common shares             $ 2,778   $(2,222)  $  3,930 $(31,237)
                                ======    ======     ======   ======


Income (loss) per share:
  Before extraordinary loss
    and cumulative effect of
    accounting change          $  0.07   $  (.05)  $   0.10  $  (.22)
  Extraordinary loss                        (.01)               (.69)
  Cumulative effect of income
    tax accounting change                                       (.07)
                                ------    ------     ------   ------
  Net income (loss)            $  0.07   $  (.06)  $   0.10  $  (.98)
                                ======    ======     ======   ======

See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                            Nine months ended
                                               September 30,
                                              1994        1993

OPERATING ACTIVITIES
Income (loss) before extraordinary loss and
  cumulative effect of accounting change      $  5,186   $ (4,459)
Adjustments to reconcile income (loss) to
  cash provided by operations:
  Charge in lieu of income taxes                 1,644          -
  Depreciation                                  18,081     20,166
  Amortization                                   6,232      8,576
  Closure cost amortization and accruals         1,993      2,355
  Restructuring costs                           (4,167)
  Other changes in working capital              (2,267)       787
  Other                                          3,262     (2,461)
                                               -------    -------
Cash provided by operating activities           29,964     24,964
                                               -------    -------
INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                    (30,945)   (22,254)
  Proceeds from dispositions                       550         94
Purchase of intangibles                         (2,948)
Landfill permit additions and closure
  expenditures                                    (303)      (529)
Closure trust fund payments                     (4,306)      (255)
Ongoing net cash flows related to
  IU acquisition                                  (580)    (2,432)
Other                                           (2,230)        68
                                               -------    -------
Cash used by investing activities              (40,762)   (25,308)
                                               -------    -------

FINANCING ACTIVITIES
Sale of common stock                                 8     42,711
Issuance of debt                                17,500    238,500
Debt issuance costs                               (584)    (9,617)
Debt repayments                                 (9,826)  (246,206)
Cash portion of extraordinary loss                        (11,348)
Retirement of preferred stock                   (4,260)    (5,148)
                                               -------    -------
Cash provided by financing activities            2,838      8,892
                                               -------    -------

CASH AND CASH EQUIVALENTS
  Increase (decrease) during the period         (7,960)     8,548
  Beginning of year                             10,582     10,695
                                               -------    -------

  End of period                               $  2,622   $ 19,243
                                               =======    =======

See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The consolidated condensed balance sheet at December 31, 1993 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Per share amounts are based on the weighted average number of common shares outstanding plus in 1994 the dilutive effect of stock options and warrants: 40,370,000 and 39,996,000 for the three months ended September 30, 1994 and 1993; 40,422,000 and
32,003,000 for the nine months then ended. Class G preferred stock had no dilutive effects.


NOTE B.  DEBT

On June 14, 1994, the Company completed an $8.5 million Industrial Revenue Bond financing, due in 2002. Interest is at 8.25% (9.2% effective rate including amortization of issuance costs). The proceeds are being used to expand the Company's Idaho landfill.

At September 30, 1994, $3 million of revolving credit borrowings and $11.5 million of standby letters of credit were outstanding.

The Company paid interest of $12.2 million and $20.2 million during the nine months ended September 30, 1994 and 1993, excluding $.6 million and $.4 million capitalized in these periods.


NOTE C.  CLASS G PREFERRED STOCK

Subsequent to September 30, 1994, the Company retired 62,800 shares of Class G redeemable preferred stock with $7 million of revolving credit borrowings, thereby reducing to 237,780 the number of Class G shares outstanding.


NOTE D.  INCOME TAXES

Income tax expense consists primarily of state and foreign income taxes plus charges in lieu of federal taxes. The 1994 effective tax rate contemplates recognition of federal tax benefits resulting from estimated costs included in the 1993 restructuring charge that will become deductible and reduce taxable income in the 1994 tax return. Such benefits reduced the nine month 1994 federal tax expense by $1.9 million.

The Company paid income taxes, net of refunds, of $1.4 million for both the nine months ended September 30, 1994 and 1993.

NOTE E.  COMMITMENTS AND CONTINGENCIES

As of September 30, 1994 the Company is committed to spend $11 million through the first quarter of 1995 for equipment additions, a dross processing plant that is nearing completion and landfill development and treatment facilities. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.1 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $3.7 million in late 1994, $7.6 million in 1995 and $3.9 million in 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity. The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At September 30, 1994, the Company was contingently liable for $11.5 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated condensed balance sheet.

In connection with IU International Corporation's ("IU's") 1985 disposition of P-I-E Nationwide, Inc. ("PIE"), IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987. PIE commenced bankruptcy proceedings in 1990 and ceased making payments in respect of its self-insured claims. The Company's obligations for these claims aggregate an estimated $16.6 million at September 30, 1994, and currently require the Company to make payments averaging $.5 million per quarter. Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the timing and amount of receipt, if any, cannot be predicted. However, because sufficient liabilities are reflected in the consolidated condensed balance sheet and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at September 30, 1994 will not be adversely affected if IU receives no proceeds from such liquidation.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30

Revenues are $.5 million (1%) lower in 1994, reflecting a reduction of $4.2 million (24%) for Treatment and Disposal Services partially offset by an increase of $3.7 million (8%) for Industrial Environmental Services. The Treatment and Disposal Services decrease is due to a $6.5 million decline in revenues from long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities, because the 1993 quarter included billings for major equipment installations.
This segment's hazardous waste landfilling revenues increased due to higher volumes. The Industrial Environmental Services revenue increase is attributable to increased production volumes at steel mill customers and to significantly improved conditions in the aluminum industry that resulted in increased prices and volume.

Gross profit increased $5.1 million (38%) reflecting a $2.4
million (126%) increase for Treatment and Disposal Services and a $2.7 million (24%) improvement at Industrial Environmental Services.
The Treatment and Disposal Services improvement results primarily from substantially increased profits on long-term contracts and to a lesser extent the increased landfilling volumes mentioned above. Profits from long-term contracts increased despite the significant decline in revenues from such contracts, because a 1994 contract is in its higher-margin design phase while two earlier contracts were in their lower-margin equipment installation phases in 1993. The Industrial Environmental Services gross profit increase is principally due to the higher production volumes of steel mill customers, the improved conditions in the aluminum industry mentioned above and the absence of losses ($.6 million in 1993) from the flue dust recycling units that were terminated as a part of the 1993 restructuring.

Selling, general and administrative costs decreased $.8 million, primarily due to savings resulting from headcount reductions and other steps taken in the 1993 restructuring.

Due to the factors described above, operating income increased $6 million (117%). The increase includes $2.7 million for Industrial Environmental Services, $3 million for Treatment and Disposal Services and a $.3 million reduction in corporate headquarters costs.

Due to the factors described above, 1994 net income is $3.3 million compared with a 1993 net loss of $1.6 million, which included a $.4 million charge to eliminate income tax benefit from the extraordinary debt extinguishment loss recorded in the 1993 second quarter.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30

Revenues are $16.4 million (8%) lower in 1994, reflecting a reduction of $22.4 million (39%) for Treatment and Disposal
Services partially offset by an increase of $6 million (4%) for Industrial Environmental Services. The Treatment and Disposal
Services decrease is largely the result of a $19.5 million decline in revenues from long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities, because the 1993 period included billings for major equipment installations. This segment's hazardous waste landfilling revenues also declined as a result of a substantial reduction in disposal volumes in the first half of the year caused by weak demand, which is attributed primarily to slowdowns in cleanup projects, particularly as a result of the severe winter weather of the first quarter. The Industrial Environmental
Services revenues increase is attributable to increased production volumes at steel mill customers and the significant improvement of conditions in the aluminum industry in the September quarter.

Gross profit increased $4.8 million (10%) reflecting a $5.6 million (16%) improvement at Industrial Environmental Services partially offset by a $.8 million (8%) reduction for Treatment and Disposal Services. The Industrial Environmental Services gross profit increase is principally due to the higher production volumes of steel mill customers, the improved conditions in the aluminum industry and the absence of losses ($1.5 million in 1993) from the flue dust recycling units that were terminated as a part of the 1993 restructuring. The Treatment and Disposal Services shortfall resulted from the reduced landfilling volumes mentioned above, partially offset by substantially increased profits from long-term contracts and the absence of losses ($.8 million in 1993) from operations that were terminated as a part of the 1993 restructuring. Profits from long-term contracts increased despite the significant decline in revenues from such contracts for the reason discussed in the three month comparison.

Selling, general and administrative costs decreased $2.6 million, primarily due to savings resulting from headcount reductions and other steps taken in the 1993 restructuring.

Due to the factors described above, operating income increased
$7.4 million (38%). The increase includes $5.4 million for Industrial Environmental Services, $.9 million for Treatment and Disposal
Services and a $1.1 million reduction in corporate headquarters costs.

Interest expense decreased $3.8 million, primarily due to the 1993 recapitalization. The recapitalization also increased by 25% the average shares of common stock outstanding.

Due to the factors described above, 1994 net income is $5.2 million compared with a 1993 net loss of $28.7 million, which included both a $21.9 million extraordinary debt extinguishment loss and a $2.3 million charge for the cumulative effect of a change in accounting for income taxes.

Preferred stock dividend requirements were lower in 1994 than in 1993 due to the 1993 exchange of the Class H preferred stock for common stock and a $.5 million 1994 gain from retiring 38,000 shares of Class G preferred stock.


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

The Company expects to spend approximately $40 million for capital additions in 1994, primarily for Industrial Environmental Services equipment additions and an aluminum dross processing plant in Utah and for Treatment and Disposal Services landfill development and treatment facilities at both the Ohio and Idaho landfills. $30.9 million was spent through September 30, 1994.

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

In the fourth quarter of 1993, the Company recorded a $22 million restructuring charge, primarily to (i) terminate two unprofitable flue dust recycling units and other unprofitable units, (ii) discontinue efforts to obtain a Pennsylvania hazardous waste landfill permit, and (iii) reorganize its Envirosafe and Conversion Systems units into the Treatment and Disposal Services business segment. Approximately $10 million of the total restructuring charge consists of non-cash losses resulting primarily from the write-off of property, plant and equipment. The other $12 million was provided for cash costs. Most of the changes contemplated in the 1993 restructuring have been completed, and $4.2 million of the cash costs were incurred through September 30, 1994, primarily for employee severance and terminating operations. An additional $1 million of such cash costs are expected in the fourth quarter of 1994 with the remaining cash expenditures carrying over into 1995.

The consolidated balance sheet reflects negative working capital of $15.4 million at September 30, 1994, including $6.7 million of estimated restructuring costs and $13.2 million of estimated IU acquisition obligations, which are unrelated to ongoing operations.

The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by its bank credit facility. The facility, as amended, permits the Company to redeem (including accumulated dividends) or retire shares of its Class G preferred stock with up to $11.5 million in cash at any time. In the first nine months of 1994, the Company spent $4.3 million to retire 38,000 shares of Class G preferred stock, and in November borrowed $7 million to retire another 62,800 shares. Subject to a test that requires improved financial performance, the amount of additional allowable Class G retirements progressively increases to $23.5 million by July 1995. The facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the remaining outstanding shares of Class G preferred stock, assuming no dividends are paid earlier, would require $34.1 million in 1996.

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

The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998.
At September 30, 1994, $3 million of revolving credit borrowings and $11.5 million of standby letters of credit were outstanding.

The Company has substantial deferred tax assets arising from federal income tax net operating loss carryforwards. The Company also has substantial additional deferred tax assets that will become available to reduce future federal income taxes as the underlying book/tax differences become deductible for tax purposes. Consequently, the Company does not expect to pay any significant amounts of federal income tax through 1998, and expects to utilize its deferred tax assets to reduce substantially its federal income tax payments for several years thereafter.

PART II                    - OTHER INFORMATION




Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company's bank credit facility prohibits the Company from declaring and paying dividends on its Class G $7.25 Cumulative Convertible Preferred Stock (the "Class G Stock") until July 15, 1998. The Company has omitted regular quarterly dividends since October 1990 on the Class G Stock. The total amount of unpaid dividends on the outstanding shares of the Class G Stock is currently approximately $7.5 million, which reflects the November 3, 1994 acquisition by the Company of 62,800 shares of Class G Stock.


Item 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders was held at 10:00 A.M. on July 20, 1994. Two matters were acted upon at such meeting.

    a. Four members of Class B of the Board of Directors were elected. The tabulation of the votes cast with respect to each such director is as follows:

             Wallace B.   John M.    Arthur R.  J. Frederick
             Askins       Roth       Seder, Jr. Simmons

For          33,747,574  33,747,786  33,745,084 33,748,041
Against               0           0           0          0
Withheld        174,084     174,101     176,785    173,985
Abstain               0           0           0          0
Broker
  Non-Vote            0           0           0          0

    b. The Company's selection as Ernst & Young as its independent public accountants for the fiscal year ending December 31, 1994 was ratified and approved by the Company's stockholders. The votes cast with respect to this item were as follows: 36,824,891 for; 48,235 against; 0 abstain; 0 broker non-votes.

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

   4.11*- Second Amendment to the Credit Agreement dated as of October 20, 1994, among the Company, International Mill Service, Inc., the banks parties thereto, Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as co-Agents, and Chemical Bank, as Administrative Agent.

   *filed herewith

   4.12 - Warrants to purchase 244,445 shares of Common Stock issued to Chemical Bank, NCNB Texas National Bank, Banque Paribas, and National Bank of Canada (incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed October 31, 1991 (File No. 33-42381)).

   4.13 - Loan Agreement between the Industrial Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994, dated as of June 1, 1994, and related agreements. (The Company agrees to furnish a copy of such agreements to the Commission upon request).

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


    (b)   Reports on Form 8-K.

          During the quarter ended September 30, 1994, the Company filed no Current Reports on Form 8-K.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             EnviroSource, Inc.




Dated:  November 10, 1994    By: /s/ James C. Hull
                                 James C. Hull
                                 Vice President and Chief
                                   Financial Officer
                                   (Duly Authorized Officer
                                   and Principal Financial
                                   and Accounting Officer)

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

   4.11 -  Second Amendment to the Credit Agreement      EX 4.11
           dated as of October 20, 1994, among the
           Company, International Mill Service,
           Inc., the banks parties thereto, Chemical
           Bank, Banque Paribas and Credit Lyonnais
           New York Branch, as co-Agents, and
           Chemical Bank, as Administrative Agent.

   4.12 -  Warrants to purchase 244,445 shares of
           Common Stock issued to Chemical Bank,
           NCNB Texas National Bank, Banque Paribas, and National Bank of Canada (incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's
           Registration Statement on Form S-1, filed
           October 31, 1991 (File No. 33-42381)).

   4.13 -  Loan Agreement between the Industrial
           Development Corporation of Owyhee County,
           Idaho and Envirosafe Services of Idaho,
           Inc. relating to $8,500,000 Industrial
           Revenue Bonds, Series 1994, dated as of
           June 1, 1994, and related agreements.
           (The Company agrees to furnish a copy of such agreements to the Commission upon request).

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