Form 10-K
ENVIROSOURCE INC
filed 1995-03-31
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                             FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1994

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

     Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $110,275,636 as of March 30, 1995(1).

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on March 30, 1995 was 40,098,559.

-------------------------
(1) The market value of the Company's Class G $7.25 Cumulative
    Convertible Preferred Stock is based on a recent trade.


                                  PART I



Item 1.  Business.

The Company

    EnviroSource, Inc. (the "Company") supplies industrial customers with long-term, specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. The Company's principal business segments are the Industrial Environmental Services segment, which provides metals reclamation, recycling and other specialized services for the steel and aluminum industries, and the Treatment and Disposal Services segment, which provides hazardous waste treatment and disposal services and waste stabilization services for industrial and governmental customers.

    The Company conducts its operations exclusively through its subsidiaries. International Mill Service, Inc. and its subsidiaries ("IMS") and IMSAMET, Inc. and its subsidiaries ("IMSAMET") constitute the Industrial Environmental Services segment, and EnviroSource Treatment & Disposal Services, Inc. ("TDS"), through its Envirosafe and Conversion Systems subsidiaries, constitutes the Treatment and Disposal Services segment.

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

    EnviroSource's present business units originally represented a portion of the operations of IU International Corporation ("IU"). Early in 1988, the Company acquired IU with the goal of establishing a substantial operating company centered primarily on the Company's stable and growing steel industry business relationships and prospects. Between March 1988 and the end of 1991, the Company disposed of all the businesses it had owned prior to the IU acquisition and virtually all of IU's operations and assets other than the present Industrial Environmental Services and Treatment and Disposal Services segments, completing its transformation into an environmental services company. See Note H for additional information regarding the development of the Company.

    During 1993 the Company completed a comprehensive recapitalization (the "Recapitalization") designed to increase the Company's liquidity and capital resources, improve operating and financial flexibility, reduce interest expense and preferred dividend requirements, and enhance the Company's ability to pursue the growth opportunities in its businesses.

    In May 1993, the Company sold the equivalent of 13.3 million shares of Common Stock to an affiliate of Freeman Spogli & Co. ("FS&Co.") and another investor (collectively, the "Investors") as the first step in the Recapitalization. At the same time, the Investors purchased from The Dyson-Kissner-Moran Corporation ("DKM") and WM Financial Corporation ("WM Financial") the following: (i) 5,636,568 shares of Common Stock, (ii) all 107,000 outstanding shares of Class H Preferred Stock, par value $.25 per share, all of which were immediately exchanged for 3,066,667 newly issued shares of Common Stock, and (iii) warrants to purchase 1,695,652 shares of Common Stock at exercise prices of $3.50 and $4.00 per share. FS&Co. sold a portion of the aforementioned securities to The IBM Retirement Plan Trust Fund (the "IBM Trust"). The sale of stock and warrants to FS&Co. and the subsequent related transfers of stock are hereinafter referred to as the "FSC Transaction." As a result of the FSC Transaction, FS&Co. owns approximately 48% of the Common Stock of the Company.

    In July 1993, the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "Senior Notes"). A significant portion of the proceeds from the sale of the Senior Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998 (the "Subordinated Notes"). See Note C for additional information concerning the Recapitalization.

    During the fourth quarter of 1993 and through 1994 the Company took a number of steps to reduce costs and terminate unprofitable operations. These steps included (i) terminating certain recycling units, (ii) discontinuing efforts to obtain a hazardous waste landfill permit in Pennsylvania and (iii) reorganizing the Envirosafe and Conversion Systems businesses into the new TDS business unit.

    As a result of the activities described above, the Company recorded a $22 million restructuring charge, which, after a partial offset resulting from the favorable settlement of IU acquisition liabilities, reduced 1993 operating income by $18.5 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B for additional information regarding the restructuring.

Tax Loss Carryforwards

    The Company has substantial federal income tax net operating loss carryforwards. Although the FSC Transaction produced an "ownership change" (as defined in the Internal Revenue Code) that could limit the future use of these carryforwards, based on a comprehensive study of its overall tax position, the Company believes that sufficient tax loss carryforwards will be available, together with its other deferred tax assets, to enable it to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, the Company expects to utilize its tax loss carryforwards and other deferred tax assets to reduce substantially its federal income tax payments for several years thereafter. See Note J.

Business Segments

    Industrial Environmental Services

    Steel Industry Services. The Company has served the steel industry for more than 55 years. The Company believes it increases its customers' productivity by providing cost-effective and reliable on-site reclamation of steel and iron and a variety of other specialized services that are essential to the efficient functioning of steel mills.

    America's steel mills operate in a highly competitive environment. Services that help to reduce their total process costs are therefore of significant value. IMS provides recycling and metal recovery operations under long-term contracts at over 40 steel mill sites in North America, including integrated mills, mini-mills and specialty mills. Using specially designed equipment, IMS provides a total recycling solution by processing slag (a by-product of steel production), recovering valuable metallics and selling the residual aggregate for road base and other uses. These services are economically and environmentally attractive. Moreover, the effective removal of slag on a continuous basis is critical to a steel mill's ability to remain in operation. IMS also processes blast furnace iron scrap through an IMS-developed iron crushing process.

    In recent years, the Company has successfully pursued a strategy of building on its leadership position by offering an expanded range of services that enhance mill productivity and provide IMS with growth opportunities. These services include:

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

    IMS has a diversified customer base, with approximately 60% of its revenues coming from integrated steel producers and 40% from mini-mills and specialty mills. IMS's largest site is at USX's Gary Works, in Gary, Indiana, the largest integrated steel mill in the U.S. USX accounted for 17%, 17% and 13% of the Company's consolidated revenues in 1994, 1993 and 1992 respectively. Long term contracts governing the related services expire between 1997 and 2001. Over the next several years, the maintenance of USX as a customer will be material to the Company's consolidated revenues and operating income.

    Substantially all of IMS's services are provided on-site at steel mills, using IMS employees and equipment. IMS's services are integrated with the operations of its customers, providing for strong working partnerships. If necessary, most equipment can be relocated, but this has not often been required as contracts are generally long-term and IMS has a history of high renewal rates.

    Aluminum Industry Services.   Through its IMSAMET business
units, the Company meets the aluminum industry's needs for outsourcing, recycling and waste management in a number of ways. At its Idaho facility, the Company processes used aluminum beverage cans ("UBCs") and aluminum dross and scrap for Kaiser Aluminum and Chemical Corporation ("Kaiser") and other customers. In 1994, this modern and efficient facility processed over 200 million pounds of material, including approximately 1.9 billion UBCs. Due to the high energy requirements and costs of primary aluminum production in the U.S., as well as IMSAMET's ability to deliver aluminum in molten form, recycled aluminum is frequently an attractive alternative for manufacturers such as Kaiser.

    At its Idaho facility, its new Utah facility (described below) and its 70% owned partnership in Arizona, the Company reclaims aluminum from dross, a by-product of the aluminum production process. The dross is loaded into rotary furnaces where gas heat is applied along with a flux mixture (salt and potash). After the dross is melted, the molten metal is cast into sows and then delivered to customers.

    In the fourth quarter of 1993 and in early 1994, the Company purchased certain assets of two western U.S. dross processors and increased its dross customer base. In the fourth quarter of 1994, IMSAMET completed construction and began operation of a new aluminum dross processing facility in Wendover, Utah, adjacent to the SALTS facility (described below). A majority of the equipment acquired in late 1993 and early 1994 has been utilized at the new Utah dross processing facility.

    The Company also has a 50% interest in a Utah partnership, Solar Aluminum Technology Services ("SALTS"), with Reilly Industries, Inc. ("Reilly"), to recycle saltcake into marketable aluminum metal concentrate, aluminum oxide and salt brine, using a proprietary wet milling system. Saltcake is a by-product generated in the recovery of aluminum from dross. Improper disposal of saltcake poses risks of groundwater contamination, and the cost of disposal of saltcake in properly designed landfills can be considerable. SALTS offers a significant benefit to the aluminum industry by converting the environmental problem of saltcake disposal into a recycling opportunity. The SALTS facility commenced operations in March 1992.

    Competition. Competition in IMS's markets is based primarily on quality of service, reliability, technology and price. In its core steel reclamation business, IMS services customers responsible for approximately one-third of total domestic steel production. IMS has one major competitor, the Heckett/Multiserv West Division of Harsco Corporation, which the Company estimates has approximately the same domestic market share, as well as numerous smaller competitors. The Company believes that IMS's leading market position is based on its reliability, responsiveness to customer needs, capital resources and breadth of expertise.

    UBC recycling is performed mostly by the aluminum producers themselves, with IMSAMET and one other independent UBC recycler accounting for a substantial portion of the balance. There are approximately five major aluminum dross processors other than IMSAMET in the U.S., as well as several smaller competitors.
The Company believes that it is the largest aluminum dross processor west of the Rocky Mountains. The Company also believes that its SALTS joint venture is the only enterprise successfully recycling saltcake on a commercial scale in North America.

    Treatment and Disposal Services

    As mentioned above, in the fourth quarter of 1993 the Company decided to combine the business units comprising the Treatment and Disposal Services segment in order to reduce costs and take advantage of the synergies resulting from merging the experience and expertise developed by Envirosafe and Conversion Systems. During 1994, the Company completed the steps necessary to effectuate this reorganization, including a reduction of personnel and the formation of a new parent entity, EnviroSource Treatment & Disposal Services, Inc.

    TDS, through its Envirosafe and Conversion Systems business units, has been dedicated to the safe, economical treatment and disposal of industrial and hazardous wastes since 1976. Through its Envirosafe subsidiaries, TDS owns major commercial hazardous waste landfills in Ohio and Idaho -- two of the 19 such landfills that are currently active in the U.S. Envirosafe's customers include some of the country's largest chemical, automotive and steel companies and utilities, as well as numerous government agencies.

    Envirosafe has approximately 4.0 million cubic yards of permitted capacity. In 1992 Envirosafe received final approval to expand its Ohio facility and in 1993 completed construction of the first phase of a new 2.3 million cubic yard disposal cell. This state-of-the-art unit commenced accepting waste in July 1993. The second phase of construction of this cell was completed in December 1994 and approval to accept waste was obtained in January 1995. In late 1993, Envirosafe received final approval to expand an active disposal cell at its Idaho facility and completed construction of the second phase of such cell. Envirosafe's Ohio and Idaho facilities hold operating permits issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended ("RCRA"), that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity in its approved disposal cells well into the next decade. The Company's hazardous waste treatment and disposal services business is somewhat seasonal, with the first quarter of the year tending to be slower depending primarily on winter weather conditions.

    The Company completed a number of capital projects during 1994 in order to maintain and enhance its competitive position. These projects included a new state-of-the-art stabilization and debris handling facility that opened in Ohio in June 1994 and a new debris handling facility and expanded stabilization capacity at the Idaho landfill. The debris handling facilities have enabled Envirosafe to respond to requirements for the processing of contaminated debris recently promulgated under RCRA. In addition, a new rail transfer facility was opened in Idaho in May 1993.

    Envirosafe and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. Such requirements not only can affect the demand for Envirosafe's services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of such requirements could have a material adverse effect on TDS's results of operations or financial condition, but the Company believes that the Consolidated Financial Statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Under normal circumstances, Envirosafe would expect to be able to absorb increased operating compliance costs by increasing prices charged to customers. Stringent interpretation of environmental laws and regulations governing hazardous waste treatment and disposal facilities by state and federal regulators also subjects Envirosafe to violations and fines from time to time, none of which has been material to the Company. In fact, the Company believes that it has one of the best environmental compliance records in the industry.

    During 1993, TDS entered into a new service contract to operate and maintain a captive landfill for a domestic steel mill. TDS is exploring additional opportunities for providing captive landfill services.

    TDS's Conversion Systems unit provides electric utilities with turn-key design, engineering and installation of systems for the stabilization of effluent and ash residues produced at coal-fired power plants. These systems convert the sludge resulting from wet scrubber removal of sulfur dioxide from power plant emissions into a concrete-like material suitable for environmentally responsible landfilling. Once a facility is completed, the customer has the option to operate the facility itself or have Conversion Systems provide ongoing management.

    Since 1991, Conversion Systems has been awarded four stabilization system construction contracts and intends to pursue bidding opportunities relating to additional sites expected to install wet scrubbers within the next several years, in response to the "Acid Rain" provisions of the Clean Air Act Amendments of 1990. Although it is not yet clear how many power plants installing wet scrubbers will elect or be required to include stabilization units, the Company believes that its technology will continue to provide the utility industry with a cost-effective and environmentally desirable waste management solution.

    Conversion Systems also is the sole licensee of a proprietary technology (Super Detox (R)) for stabilizing electric arc furnace flue dust - a hazardous waste under RCRA generated by steel mills
- that renders the flue dust suitable for landfilling in non-hazardous landfills and for potential reuse. Conversion Systems currently operates a flue dust stabilization facility on-site at the largest domestic mini-mill. TDS is actively marketing this process to other U.S. mini-mills for both on-site stabilization facilities at steel mills and stabilization and landfilling at its Envirosafe facilities. During 1994 and early 1995, TDS entered into five new contracts to receive and process flue dust at its Envirosafe facilities.

    During 1993, Conversion Systems applied to the U.S. Environmental Protection Agency ("USEPA") for a generic delisting of Super Detox (R) stabilized flue dust, which, if granted, would enable Conversion Systems to handle flue dust treated through its proprietary process as a non-hazardous waste. USEPA has published proposed rules granting such delisting and CSI expects that final rules will be forthcoming during the first half of 1995. The generic delisting status for the process will save Conversion Systems and its customers the time and expense involved in petitioning USEPA on a facility-by-facility basis for delisting status. USEPA, as well as the Illinois Department of Environmental Regulation, previously has granted site specific delistings for this process. The Company believes that this technology provides an environmentally safer and more cost-effective solution than the off-site thermal process currently employed by a large portion of the mini-mill industry.

    Competition. The Company's hazardous waste treatment and disposal business is characterized by intense competition. Envirosafe has a limited number of competitors in the off-site hazardous waste landfill business, only two of which operate more than two landfills, and several competitors engaged in the treatment or stabilization of hazardous waste. Competition in this industry is based on service, site and process integrity and the all-in cost of disposal, which includes treatment, stabilization and transportation costs and taxes. Expanded use of rail services and additions to stabilization services will further improve Envirosafe's competitive position. The market for hazardous waste services generally is geographically broad, but is narrowed depending on factors such as the types of waste a facility is permitted to accept, the types of services offered by a facility, the cost of operation of a facility and the proximity of the facility to the customer.

    TDS's principal competition in electric arc furnace flue dust stabilization is a single off-site thermal metal recovery processor, which has accounted for more than 80% of the market nationwide. The market for wet scrubber stabilization units has been dormant until recently and it is difficult to determine the number and nature of CSI's viable competitors. However, TDS expects to encounter increased competition through the decade from wet scrubber manufacturers as well as from wet scrubber technologies and processes that do not, or purport not to, require sludge stabilization units. Competition in these businesses is based primarily on price, quality of service, technical expertise and the environmental integrity of the process.

Segment Data

    See Note I for information concerning revenues and operating income by segment for the years ended December 31, 1994, 1993 and 1992 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

Employees

    At March 1, 1995, the Company employed approximately 1,850 persons. A majority of the hourly employees in the Industrial Environmental Services segment are covered by site specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 1995. All other contracts will be renegotiated in 1996 or thereafter. Approximately 17% of the Treatment and Disposal Services segment hourly employees are also unionized. The Company believes it has a good working relationship with its employees.


Item 2.  Properties.

Industrial Environmental Services

    IMS has operations providing metal recovery and other services at steel mills throughout the continental United States and in Canada. Equipment located at the sites operated by IMS and its subsidiaries includes prefabricated storage, shop and office structures, pot carriers, slab haulers, loaders, railcars, cranes, trucks, metal recovery plants and crushers and other specialized mobile and stationary equipment used in metal-recovery operations and industrial service work, most of which is owned. IMSAMET owns its UBC and dross recycling plant in Idaho and leases land for its new dross processing facility in Utah. Through a partnership, IMSAMET leases land for its plant in Arizona that is used to recover metal from aluminum dross. SALTS owns the property on which it conducts its operations in Utah. The business units in this segment lease office space in Arizona, Missouri, Pennsylvania and Utah.

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

Treatment and Disposal Services

    Envirosafe owns substantially all of the land, buildings and equipment used in its disposal operations, including the following: active landfills in Oregon, Ohio and near Grand View, Idaho; and additional inactive sites or parcels in Idaho, New Jersey and Pennsylvania that are not planned for use as hazardous waste landfills. Conversion Systems owns the building and equipment at one stabilization facility in Illinois and one in Pennsylvania and leases land for both facilities. TDS leases office space in Pennsylvania, Ohio and Idaho. Assuming the timely completion of subsequent phases under existing permit authority, Envirosafe expects to maintain ample hazardous waste disposal capacity through at least the balance of the decade. Management believes that the physical facilities for TDS are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.


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


Item 4.  Submission of Matters to a Vote of Security Holders.


    Not applicable.


                  *               *               *


Executive Officers of the Company

    The Company's executive officers are as follows:


Name                    Age       Position

Ronald P. Spogli        47        Chairman of the Board; Director

Louis A. Guzzetti, Jr.  56        President and Chief Executive
                                  Officer; Director

George E. Fuehrer       46        Senior Vice President, Planning

Aarne Anderson          54        Vice President, Taxes

William B Davis         44        Vice President and Treasurer

Jerrold I. Dolinger     48        Vice President, Corporate
                                  Development

Christina E. Huben      39        General Counsel and Secretary

James C. Hull           57        Vice President and Chief
                                  Financial Officer

George T. Milano        46        Vice President and Controller


    Officers are elected annually and hold office until their successors are elected and qualified.

    Ronald P. Spogli became a director and Chairman of the Board of the Company in May 1993. Mr. Spogli is one of the FS&Co. (a private investment firm) designees appointed to the Board of Directors on May 13, 1993. He is a founding partner of FS&Co. Mr. Spogli is also a director of Mac Frugal's Bargains Close-Outs Inc., Orchard Supply Hardware Stores Corporation, and Buttrey Food and Drug Stores Company.

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

    George E. Fuehrer has been employed by the Company since 1982 and has served as its Senior Vice President, Planning since May 1989. Since October 1994, Mr. Fuehrer also has served as Executive Vice President of IMSAMET. From June 1988 until May 1989 he served as Senior Vice President - Finance of the Company. He was its Treasurer from November 1984 until May 1989. Mr. Fuehrer also served as Vice President - Finance from February 1984 until June 1988.

    Aarne Anderson has been employed by the Company since May 1980, except for the period from August 1983 through April 1984 during which he served as a consultant to the Disposition Assets Trustee in the Company's reorganization. Mr. Anderson was elected Vice President, Taxes in August 1985.

    William B. Davis was elected Vice President of the Company in
February 1995 and has been Treasurer of the Company since
September 1991.  Mr. Davis joined the Company in July 1987 as
Assistant Treasurer.

    Jerrold I. Dolinger joined the Company as a Vice President in
May 1988 and has served as Vice President, Corporate Development since August 1988.

    Christina E. Huben has been the Company's General Counsel and
Secretary since October 1993.  Ms. Huben joined the Company as
Corporate Counsel in January 1989 and became Assistant General
Counsel in September 1991.

    James C. Hull has been the Company's Vice President and Chief
Financial Officer since May 1989, when he joined the Company.

    George T. Milano was elected Vice President in June 1988 and has served as the Company's Controller since May 1987.



                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

    The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ENSO" and on the Pacific Stock Exchange under the symbol "ES". The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 1994 and 1993, based upon prices supplied by The National Association of Securities Dealers ("NASD") Automated Quotation System ("Nasdaq").

                               1994                1993
                          High        Low      High      Low

First Quarter            $4.50       $3.125   $5.125    $3.25
Second Quarter            3.75        2.75     4.625     3.50
Third Quarter             4.125       2.797    4.625     3.00
Fourth Quarter            3.75        3.125    3.50      2.50

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

    At March 30, 1995 the Company had approximately 3,300 holders of record of its Common Stock.

Item 6.  Selected Financial Data.

    The information presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, including Note C which describes the 1993
Recapitalization.

                                              1994       1993     1992       1991      1990
                                                (In thousands, except for per share amounts)

Revenues                                    $259,515   $271,026 $232,652   $223,902   $234,781
Costs and expenses                           219,796    243,873  206,307    204,957    205,765
Restructuring charge, net (1)                            18,500
                                             -------    -------  -------    -------    -------
Operating income                              39,719      8,653   26,345     18,945     29,016

Interest income                                  992      1,185    1,069      1,576      2,061
Interest expense                             (25,372)   (28,863) (33,653)   (35,856)   (31,500)
                                             -------    -------  -------    -------    -------
                                              15,339    (19,025)  (6,239)   (15,335)      (423)
Income tax expense                             4,280      2,549    1,299      1,483      4,246
Minority interests                                                              566      3,815
                                             -------    -------  -------    -------    -------
Income (loss) - continuing operations         11,059    (21,574)  (7,538)   (17,384)    (8,484)
              - discontinued operations                                                (15,743)
              - extraordinary items                     (21,930)                           873
              - cumulative effect of
                 tax accounting change                   (2,302)
                                             -------    -------  -------    -------    -------
Net income (loss)                           $ 11,059   $(45,806)$ (7,538)  $(17,384)  $(23,354)

Income (loss) applicable to
  common shares and equivalents             $ 10,457   $(48,988)$(11,633)  $(22,075)  $(29,067)

Income (loss) per share:
   Continuing operations                    $   0.26   $   (.73)$   (.52)  $  (1.51)  $  (1.22)
   Net income (loss)                        $   0.26   $  (1.44)$   (.52)  $  (1.51)  $  (2.49)

Average common shares and equivalents         40,292     34,009   22,251     14,572     11,683

Total assets                                $450,178   $427,245 $444,547   $450,852   $466,894

Working capital deficiency (2)              $ (8,275)  $(17,396)$ (5,138)  $ (5,120)  $(23,877)

Debt (noncurrent)                           $260,423   $235,842 $235,668   $229,118   $191,401

Redeemable preferred stock (noncurrent)     $ 31,396   $ 38,711 $ 43,850   $ 42,070   $ 62,616

Stockholders' equity                        $ 24,521   $ 14,217 $ 20,549   $ 10,695   $  3,207



Notes

(1) After tax, the net restructuring charge amounted to $17.6 million or $.52 per share (Note B).

(2) The 1994 working capital deficiency is due to the $12 million current portion of IU acquisition obligations (Note H), $6.3 million of estimated restructuring costs (Note B), and the current classification of the $4 million of bank revolving credit borrowings voluntarily repaid in January 1995.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

    1994 Versus 1993

    Revenues are $11.5 million (4%) lower in 1994, reflecting a reduction of $20.7 million (28%) for Treatment and Disposal Services partially offset by an increase of $9.2 million (5%) for Industrial Environmental Services. The Treatment and Disposal Services decrease results from a $20.4 million decline in revenues from long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities, because 1993 included billings for major equipment installations under two contracts that are now completed. The effects of reduced hazardous waste landfilling prices, caused by extremely competitive industry conditions, were largely offset by an increased proportion of higher-priced waste streams that require stabilization before landfilling. The Industrial Environmental Services increase is attributable to increased production volumes at steel mill customers and to the significant improvement in aluminum industry conditions during the second half of 1994 that resulted in increased prices and volume. These increases were partially offset by the absence of revenue ($3.9 million in 1993) from operations that were terminated as part of the 1993 restructuring.

    Gross profit increased $8.4 million (13%), reflecting improvements of $7 million (14%) at Industrial Environmental Services and $1.4 million (11%) at Treatment and Disposal Services. The Industrial Environmental Services gross profit increase is principally due to the higher production volumes of steel mill customers, the improved conditions in the aluminum industry (which more than offset start-up costs at the new Utah dross processing plant) and the absence of losses ($1.8 million in 1993) from operations that were terminated as a part of the 1993 restructuring. Treatment and Disposal Services landfilling volumes and gross profits were sharply lower during the first half of 1994, primarily due to severe winter weather conditions that slowed environmental clean-up activity. Most of the volume decline was recovered during the second half of the year. That, coupled with the benefits of the 1993 restructuring, stimulated a significant recovery of gross profit despite continued competitive industry conditions and higher costs associated with waste streams requiring stabilization. Treatment and Disposal Services' other operations also improved throughout the year, due partly to the absence of losses ($.9 million in 1993) from operations that were terminated in the 1993 restructuring and particularly from profits on a long-term stabilization system contract that commenced in the middle of the year. Continuation of the 1994 profit levels from such long-term contracts will depend upon the Company's ability to secure additional contracts.

    Selling, general and administrative costs decreased $4.1 million, primarily due to savings resulting from headcount reductions and other steps taken in the 1993 restructuring.

    Due to the factors described above, operating income increased $12.6 million (46%), before subtracting the $18.5 million net restructuring charge from 1993 operating income. The increase includes $7.4 million for Industrial Environmental Services, $4 million for Treatment and Disposal Services and a $1.2 million reduction in corporate headquarters costs.

    Interest expense decreased $3.5 million, primarily due to the 1993 recapitalization. The recapitalization also increased by 18% the average shares of common stock outstanding.

    Due to the factors described above, 1994 net income is $11.1 million compared with a 1993 net loss of $45.8 million. The 1993 loss was $4 million before all the one-time charges: $17.6 million net after-tax restructuring charge, $21.9 million debt extinguishment loss and $2.3 million cumulative effect of a tax accounting change. The status of the 1993 restructuring is discussed separately below.

    Preferred stock dividend requirements were lower in 1994 than in 1993 due to the 1993 exchange of the Class H preferred stock for common stock and retirements of Class G preferred stock during 1994. In 1994 the Company also recorded a $1.7 million gain from purchasing and retiring 100,800 shares of Class G preferred stock.

    The impact of inflation on revenues and results of operations has not been significant.

    Income Tax Expense

    Income tax expense of $4.3 million in 1994 consists of $2.6 million of state and Canadian taxes payable and $1.7 million of federal tax expense that will never be paid in cash. This unusual situation occurs because of the origins of most of the Company's tax loss carryforwards and other deferred tax assets.

    As described further in Note J, the Company has substantial federal income tax net operating loss carryforwards, together with additional deferred tax assets, that will become available to reduce future income taxes as the underlying book/tax differences become deductible for tax purposes. To the extent that the Company's deferred tax assets arose either prior to its 1983 reorganization or from its 1988 IU acquisition, the Company is required to charge income tax expense and credit the tax benefits from utilizing these deferred tax assets to either capital in excess of par value or goodwill. However, the resulting income tax expense will never be paid in cash; this amounted to $1.7 million in 1994.

    Because it has very substantial federal income tax net operating loss carryforwards and other deferred tax assets, the Company expects to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, it expects to utilize its remaining deferred tax assets to reduce substantially its federal income tax payments for several years thereafter.

    1993 Versus 1992

    Revenues were $38.4 million (16%) higher in 1993, due to increases of $18.3 million (10%) for Industrial Environmental Services and $20.1 million (37%) for Treatment and Disposal Services. The Industrial Environmental Services increase was attributable primarily to the full year effect of new services started up in 1991 and 1992 and also to the increased production volumes at steel mill customers. These increases were partially offset by the absence of revenue from a maintenance services contract that was sold in 1992. The Treatment and Disposal Services increase was due entirely to the timing of billings for equipment installations under long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities. Revenues from hazardous waste landfilling were about the same as in 1992, as an increase from higher volume was offset by a reduction in average prices due to weak demand that resulted in extremely competitive industry conditions.

    Gross profit increased $1.7 million (3%), due to a $7.8 million (19%) increase at Industrial Environmental Services reduced by a $6.1 million (31%) decline at Treatment and Disposal Services. The Industrial Environmental Services increase resulted from higher volume and new services for steel customers, partially offset by lower aluminum recycling profit margins, resulting from a worldwide aluminum glut. The decline at Treatment and Disposal Services resulted primarily from reduced profits on long-term stabilization system contracts, because the contracts were in lower-margin equipment installation phases in 1993 compared to higher-margin design phases in 1992. In addition, Treatment and Disposal Services' hazardous waste landfilling profits declined as a $2.1 million benefit from lower depreciation rates was more than offset by the adverse effects of the extremely competitive market conditions.

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

    In 1993 the Company recorded a $22 million restructuring charge, which is discussed separately below. This charge was partially offset by a $3.5 million credit resulting from a reduction of liabilities, recorded in connection with the 1988 IU acquisition, that the Company expects to settle for less than previously estimated (Note H). Together, the restructuring charge and credit reduced 1993 operating income by $18.5 million ($17.6 million after taxes).

    Due to the factors described above, operating income decreased $17.7 million in 1993. However, absent the $18.5 million net restructuring charge, operating income would have increased $.8 million. This increase included a $6.4 million improvement for Industrial Environmental Services, a $6 million decline for Treatment and Disposal Services and a $.4 million decrease in corporate headquarters costs.

    Interest expense decreased $4.8 million, primarily due to the 1993 recapitalization (Note C).

    Due to the factors described above, a $21.9 million extraordinary debt extinguishment loss resulting from the 1993 recapitalization (Note C), and the $2.3 million cumulative effect of a tax accounting change (Note J), the 1993 net loss was $45.8 million. Before the extraordinary loss and the cumulative effect of the accounting change, the 1993 loss was $21.6 million, after tax, including the net restructuring charge of $17.6 million, after tax. These amounts compare to a $7.5 million net loss in 1992.

    The impact of inflation on revenues and results of operations has not been significant.


    1993 Restructuring

    In the fourth quarter of 1993, the Company recorded a $22 million restructuring charge to (i) terminate unprofitable recycling units, (ii) discontinue efforts to obtain a Pennsylvania hazardous waste landfill permit, and (iii) reorganize the Envirosafe and CSI businesses into the Treatment and Disposal Services business segment. The discontinued activities incurred 1993 operating losses and costs of $3.3 million, in addition to the restructuring charge. The restructuring charge included $12 million of expected cash costs, $6.3 million of which had not yet been paid as of December 31, 1994, as follows (in millions):

                            Expected   Costs   Changes  Estimated
                              Cash    Incurred   in     Remaining
                             Costs    in 1994  Estimates  Costs

Termination of two flue
    dust recycling units
    and other unprofitable
    units                    $  6.3    $(2.1)    $   .3    $  4.5

Withdrawal of Pennsylvania
    permit application and
    sale of landfill site       1.8      (.1)     (1.1)        .6

Organization of the
    Treatment and Disposal
    Services business
    segment                     2.8     (2.4)        .2        .6

Other restructuring costs       1.1     (1.1)        .6        .6
                               ----      ---        ---       ---

                            $  12.0   $ (5.7)      $ -      $ 6.3

    The changes in estimates shown above occurred primarily because cash costs for the withdrawal of the Pennsylvania permit application and the expected sale of the landfill site have been lower than anticipated and severance costs have been higher than anticipated. Overall severance costs increased by $.9 million to $3 million because 15 (11%) more positions, at higher salary levels, were eliminated than originally anticipated.

    The decommissioning of one flue dust recycling unit and the disposal of related residual waste have been delayed by the customer's environmental problems; the Company currently expects to conclude the decommissioning and waste disposal during 1995. The Company is still negotiating certain unresolved aspects of its withdrawal from the other flue dust customer; completion is expected in 1995. The sale of the Pennsylvania landfill site was completed in March 1995. In addition, estimated remaining costs include rent for excess leased space that has not been subleased and ongoing severance payouts. In the opinion of management, the $6.3 million recorded liability for remaining costs is adequate.


Liquidity and Capital Resources

    The Company's liquidity requirements arise primarily from the funding of its capital expenditures, Treatment and Disposal Services trust fund payments, working capital needs and debt service obligations. The Company must also fund the remaining costs of its 1993 restructuring. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

    In 1994 Industrial Environmental Services spent $21.8 million for additions to property, plant and equipment, primarily for equipment replacements and an aluminum dross processing plant in Utah. Treatment and Disposal Services spent $17.4 million for additions to property, plant and equipment, primarily for landfill development and waste treatment facilities at both the Ohio and Idaho landfills. In 1995 the Company expects capital expenditures of approximately $25 million, primarily for equipment replacements.

    Treatment and Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. The Company estimates its future trust fund payments as follows: for the Idaho landfill, approximately $1.2 million annually through 1998, and for the Ohio landfill, approximately $3.4 million in 1995 and $4 million in 1996.

    The consolidated balance sheet reflects negative working capital of $8.3 million at December 31, 1994, due entirely to $6.3 million of estimated restructuring costs and $12 million of estimated IU acquisition obligations, both of which are unrelated to ongoing operations. After payment of the $12 million in 1995, estimated annual IU payments are expected to decline to approximately $3 million in 1996 and gradually thereafter to less than $2 million by 1999. Also included in current liabilities is $4 million of bank revolving credit borrowings that the Company elected to repay in January 1995.

    The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by its bank credit facility. In 1994 the Company spent $11.3 million to purchase and retire 100,800 shares of Class G preferred stock. The bank credit facility, as amended, permits the Company to redeem (including accumulated dividends) or retire additional shares of its Class G preferred stock with up to $2.5 million in cash at any time. Subject to a test that requires improved financial performance, this limit on additional Class G retirements increases to $23.7 million by July 1995. The facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the Class G preferred stock outstanding at December 31, 1994 would require $34.1 million in 1996, assuming no dividends are paid earlier.

    On March 15, 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU prior to the Company's acquisition of IU in 1988 (see Note N). The Company believes no such claim would be warranted and, if asserted, would contest any such claim vigorously. However, under the Multiemployer Pension Plan Amendments Act of 1980, a federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. The Company believes it will ultimately prevail on the issues. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. The ultimate outcome could, however, result in a charge that is material to results of operations or cash flows in a single accounting period.

    Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements through the term of the bank facility, as well as provide funds to retire a portion of the Company's Class G preferred stock. The Company expects to refinance the balance of the Class G preferred stock.

    The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. At December 31, 1994, $25 million of revolving credit borrowings ($4 million of which was repaid in January) and $11.5 million of standby letters of credit were outstanding.

    Recently, there has been considerable discussion in the press about derivative financial instruments. The Company has not used any derivatives since 1992, but considers the use of such instruments when appropriate to mitigate risks.

    Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such matters have not had and are not expected to have a material impact on the Company's business. Environmental compliance is discussed in Note N.


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



                                 PART III

Item 10.    Directors and Executive Officers of the Company.

    Reference is made to the information set forth under the headings (i) "Election of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1994 and (ii) "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.


Item 11.    Executive Compensation.

    Reference is made to the information set forth under the heading "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1994, which information is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

    Reference is made to the information set forth under the heading "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1994, which information is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions.

    Reference is made to the information set forth under the heading "Certain Transactions" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1994, which information is incorporated herein by reference.



                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)     Documents Filed as Part of this Report.

    (1)     Financial Statements.

    The following Consolidated Financial Statements of the
Company and its subsidiaries are included in this Report:

       Report of Independent Auditors

       Consolidated Balance Sheet at December 31, 1994 and 1993

       Consolidated Statement of Operations for the Years Ended
       December 31, 1994, 1993 and 1992

       Consolidated Statement of Stockholders' Equity for the
       Years Ended December 31, 1994, 1993 and 1992

       Consolidated Statement of Cash Flows for the Years Ended
       December 31, 1994, 1993 and 1992

       Notes to Consolidated Financial Statements

    (2)     Financial Statement Schedules.

    The following schedules to the Consolidated Financial
Statements of the Company and its subsidiaries are included in this Report:

    Schedules

    I  -    Condensed Financial Information of Registrant

    II -    Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required or are inapplicable, and therefore have been omitted.


    (3)     Exhibits.

    2.1 -  Second Modified Plan of Reorganization of the
           Company (incorporated herein by reference to Exhibits 1, 2 and 3 to the Company's Current
           Report on Form 8-K dated November 30, 1983 (File
           No. 1-1363)).

    2.2 -  Order, dated January 13, 1984, of the United
           States District Court for the Northern District of Ohio (modifying the Second Modified Plan of
           Reorganization of the Company) (incorporated herein by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (File No. 1-
           1363)).

    2.3 - Agreement and Plan of Merger, dated as of November 26, 1991, by and among the Company, Envirosafe Services, Inc. and ESI Merger Co.
           (incorporated herein by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-
           4,  filed on January 24, 1992 (File No. 33-
           45270)).

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

    4.4 -  Indenture, dated as of July 1, 1993, between the
           Company and United States Trust Company of New
           York, as Trustee, relating to the Company's 9-
           3/4% Senior Notes due 2003, including the form of such Notes attached as Exhibit A thereto
           (incorporated herein by reference to Exhibit
           4.10 to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended June 30, 1993
           (File No. 1-1363)).

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

   4.10 - First Amendment to the Credit Agreement, dated as of December 23, 1993, among the Company, International Mill Service, Inc., the banks parties thereto, Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as Co-
           Agents, and Chemical Bank, as Administrative
           Agent (incorporated herein by reference to Exhibit 4.10 to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363).

   4.11 - Second Amendment to the Credit Agreement, dated as of October 20, 1994, among the Company, International Mill Service, Inc., the banks parties thereto, Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as Co-
           Agents, and Chemical Bank, as Administrative
           Agent (incorporated herein by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
           September 30, 1994 (File No. 1-1363).

   4.12* - Third Amendment to the Credit Agreement, dated as of January 13, 1995, among the Company, International Mill Service, Inc., the banks parties thereto, Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as Co-
           Agents, and Chemical Bank, as Administrative
           Agent.

   4.13 -  Warrants to purchase 300,000 shares of Common
           Stock issued to Chemical Bank, NCNB Texas
           National Bank, Banque Paribas, National Bank of
           Canada and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration
           Statement on Form S-1, filed October 31, 1991
           (File No. 33-42381)).

   4.14 -  Loan Agreement between the Industrial
           Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series
           1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

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

   10.3 - First Amendment to the Stock Purchase Agreement, dated as of May 13, 1993, among the Company, The
           Dyson-Kissner-Moran Corporation, WM Financial
           Corporation and FS Equity Partners II, L.P.
           (incorporated herein by reference to Exhibit
           28.2 to the Company's Current Report on Form 8-
           K, dated May 27, 1993 (File No. 1-1363)).

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

   10.6 -  Promissory Note of Louis A. Guzzetti, Jr., dated
           March 31, 1993, amending and replacing the Promissory Notes dated October 15, 1987, March
           31, 1991 and March 31, 1992 and the Letter
           Amendments dated April 13, 1991 and May 12,
           1992, payable to the Company in the principal amount of $445,669.00 (incorporated herein by reference to Exhibit 10.13 to Post-Effective
           Amendment No. 1 to the Company's Registration
           Statement on Form S-1, filed September 16, 1993
           (File No. 33-46930)).

   10.7 -  Promissory Notes of Aarne Anderson, Jerrold I.
           Dolinger, George E. Fuehrer, George T. Milano and Mr. Guzzetti, dated as of April 1, 1993, amending and replacing the Promissory Notes dated January 13, 1989, April 1, 1991 and April
           1, 1992, payable to the Company in the aggregate principal amount of $1,089,903.00 (incorporated herein by reference to Exhibit 10.17 to Post-
           Effective Amendment No. 1 to the Company's
           Registration Statement on Form S-1, filed
           September 16, 1993 (File No. 33-46930)).

   10.8 - Stock Option Agreement, dated March 18, 1992, between the Company and Raymond P. Caldiero
           (incorporated herein by reference to Exhibit
           10.20 to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1992
           (File No. 1-1363)).

   10.9 - Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller
           (incorporated herein by reference to Exhibit
           10.21 to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1992
           (File No. 1-1363)).

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

  10.12 - Stock Option Agreement, dated November 1, 1993, between the Company and Arthur R. Seder, Jr.
           (incorporated herein by reference to Exhibit
           10.12 to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended September 30, 1994 (File No. 1-1363)).

  10.13 -  1993 Stock Option Plan of the Company
           (incorporated herein by reference to Exhibit
           10.21 to Amendment No. 1 to the Company's
           Registration Statement on Form S-1, filed June
           14, 1993 (File No. 33-62050)).

 10.14* -  EnviroSource, Inc. Stock Option Plan for Non-
           Affiliated Directors, dated as of January 1,
           1995.

 10.15* - Stock Option Agreement, dated January 1, 1995, between the Company and Arthur R. Seder, Jr.

 10.16* - Stock Option Agreement, dated January 1, 1995, between the Company and Wallace B. Askins.

 10.17* - Stock Option Agreement, dated January 1, 1995, between the Company and Raymond P. Caldiero.

 10.18* - Stock Option Agreement, dated January 1, 1995, between the Company and Jeffrey G. Miller.

 10.19* -  Supplemental Executive Retirement Plan of the
           Company, effective January 1, 1995.

 21.1*  -  Subsidiaries of the Company.

 23.1*  -  Consent of Ernst & Young.


*  Filed herewith.

    (b)     Reports on Form 8-K.

       During the last quarter of the fiscal year ended December
31, 1994, the Company filed no Current Reports on Form 8-K.


                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ENVIROSOURCE, INC.

Dated:  March 31, 1995          By: /S/ LOUIS A. GUZZETTI, JR.


                                Louis A. Guzzetti, Jr.
                                President and Chief
                                  Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 1995.

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


/S/ JAMES C. HULL                   Vice President and Chief
James C. Hull                        Financial Officer (Principal
                                     Financial and Accounting
                                     Officer)


/S/ RONALD P. SPOGLI                 Chairman of the Board of
Ronald P. Spogli                      Directors


/S/ WALLACE B. ASKINS                Director
Wallace B. Askins


/S/ RAYMOND P. CALDIERO              Director
Raymond P. Caldiero


/S/ MARK J. DORAN                    Director
Mark J. Doran


/S/ JEFFREY G. MILLER                Director
Jeffrey G. Miller


/S/ JON D. RALPH                     Director
Jon D. Ralph


/S/ JOHN M. ROTH                     Director
John M. Roth


/S/ CHARLES P. RULLMAN, JR.          Director
Charles P. Rullman, Jr.


/S/ ARTHUR R. SEDER, JR.             Director
Arthur R. Seder, Jr.


/S/ J. FREDERICK SIMMONS             Director
J. Frederick Simmons

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
EnviroSource, Inc.

We have audited the accompanying consolidated balance sheet of EnviroSource, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroSource, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note J to the financial statements, in 1993 the Company changed its method of accounting for income taxes.


                                   ERNST & YOUNG LLP

Stamford, Connecticut
February 14, 1995

                            EnviroSource, Inc.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                 December 31,
                                               1994        1993

ASSETS

Current assets:
  Cash and cash equivalents                  $   8,389   $ 10,582
  Accounts receivable, less allowance
    for doubtful accounts of $616
    and $944                                    45,865     36,196
  Other current assets                           7,635      8,093
                                               -------    -------
    Total current assets                        61,889     54,871

Property, plant and equipment:
  Land and improvements                          1,807      1,779
  Landfill development                          47,219     42,477
  Buildings and improvements                    30,755     19,637
  Machinery and equipment                      202,813    184,892
                                               -------    -------
                                               282,594    248,785
  Less allowance for depreciation              127,124    107,241
                                               -------    -------
                                               155,470    141,544

Goodwill, less amortization                    165,458    172,166

Landfill permits, less amortization             22,739     24,661

Closure trust funds and deferred
  charges, less amortization                    25,573     14,909

Debt issuance costs, less amortization           8,679      9,061

Other assets                                    10,370     10,033
                                               -------   --------

                                             $ 450,178  $ 427,245


See Notes to Consolidated Financial Statements.

                           EnviroSource, Inc.
                  CONSOLIDATED BALANCE SHEET -- Continued
                          (Dollars in thousands)

                                                 December 31,
                                               1994        1993

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                             $  15,713  $ 13,607
  Salaries, wages and related benefits          12,268     9,075
  Insurance obligations                          8,113     7,217
  Estimated restructuring costs                  6,337    10,900
  Other current liabilities                     18,689    22,976
  Current portion of debt and in 1993
    redeemable preferred stock                   9,044     8,492
                                               -------   -------
      Total current liabilities                 70,164    72,267

Long-term debt                                 260,423   235,842

Other liabilities                               63,674    66,208

Class G redeemable preferred stock              31,396    38,711

Commitments and contingencies (Note N)


Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,093,759 shares issued and
    outstanding in 1994, 40,052,259
    in 1993                                      2,005     2,003
  Capital in excess of par value               162,573   162,461
  Accumulated deficit                         (138,148) (148,605)
  Stock purchase loans receivable from
    officers                                      (840)     (840)
  Canadian translation adjustment               (1,069)     (802)
                                               -------   -------
      Total stockholders' equity                24,521    14,217
                                               -------   -------

                                            $  450,178 $ 427,245



See Notes to Consolidated Financial Statements.

                               EnviroSource, Inc.
                     CONSOLIDATED STATEMENT OF OPERATIONS
             (Dollars in thousands, except for per share amounts)

                                      Years Ended December 31,
                                   1994         1993      1992

Revenues                       $ 259,515    $ 271,026  $ 232,652

Cost of revenues                 188,583      208,511    171,803
Selling, general and
  administrative expenses         31,213       35,362     34,504
Restructuring charge, net                      18,500
                                 -------      -------    -------
Operating income                  39,719        8,653     26,345

Interest income                      992        1,185      1,069
Interest expense                 (25,372)     (28,863)   (33,653)
                                 -------      -------    -------
                                  15,339      (19,025)    (6,239)
Income tax expense:
  Taxes payable                    2,576        2,549      1,299
  Federal taxes not
    payable in cash                1,704
                                 -------      -------    -------

Income (loss) before extraordi-
  nary loss and cumulative
  effect of accounting change     11,059      (21,574)    (7,538)

Extraordinary debt
  extinguishment loss                         (21,930)

Cumulative effect of income
  tax accounting change                        (2,302)
                                 -------      -------    -------
Net income (loss)                 11,059      (45,806)    (7,538)

Preferred stock dividend
  requirements, reduced by
  retirement gains of $1,685
  in 1994                           (602)      (3,182)    (4,095)
                                 -------      -------    -------
Income (loss) applicable to
  common shares and equivalents $ 10,457     $(48,988)  $(11,633)
                                ========     ========   ========

Income (loss) per share:
  Before extraordinary loss
    and cumulative effect of
    accounting change           $   0.26    $    (.73)  $   (.52)
  Extraordinary loss                             (.64)
  Cumulative effect of income
    tax accounting change                        (.07)
                                 -------      -------    -------
  Net income (loss)             $   0.26    $   (1.44)  $   (.52)

See Notes to Consolidated Financial Statements.

                                              EnviroSource, Inc.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           (Dollars in thousands)
                                                                                        Stock
                                                                                        Purchase
                               Class H                                                  Loans and
                               Cumulative            Capital in                         Canadian
                               Preferred  Common     Excess of   Accumulated Treasury   Translation
                               Stock      Stock      Par Value   Deficit     Stock      Adjustment     Total

Balance December 31, 1991      $      27  $     863  $  109,784  $(90,066)   $  (8,923) $    (990)     $  10,695
Common stock issued
  (7,741,243 shares)                            387      18,952                                           19,339
Value attributed to Enviro-
  safe stock options becoming
  EnviroSource options                                      658                                              658
Net loss                                                          (7,538)                                 (7,538)
Preferred stock dividends
  and accretion                                                   (2,605)                                 (2,605)
                                    -----   -------     -------  -------         -----      -----         ------
Balance December 31, 1992              27     1,250     129,394 (100,209)       (8,923)      (990)        20,549

Common stock issued
  (16,460,555 shares)                 (27)      753      33,067                  8,923                    42,716
Net loss                                                         (45,806)                                (45,806)
Preferred stock dividends
  and accretion                                                   (2,590)                                 (2,590)
Loan repayment                                                                                150            150
Translation adjustment                                                                       (802)          (802)
                                    -----   -------     -------  -------         -----      -----         ------
Balance December 31, 1993               -     2,003     162,461 (148,605)            -     (1,642)        14,217

Common stock issued
  (41,500 shares)                                 2         112                                              114
Net income                                                        11,059                                  11,059
Preferred stock dividends
  and accretion                                                   (2,287)                                 (2,287)
Preferred stock retirement gains                                   1,685                                   1,685
Translation adjustment                                                                       (267)          (267)
                                   -----    -------    -------   -------         -----     ------         ------
Balance December 31, 1994                  $  2,005   $162,573 $(138,148)                $ (1,909)     $  24,521

See Notes to Consolidated Financial Statements.

                                EnviroSource, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                        Years Ended December 31,
                                         1994     1993    1992

                                                           <c)
OPERATING ACTIVITIES
Income (loss) before extraordinary
  loss and cumulative effect of
  accounting change                    $ 11,059  $(21,574) $(7,538)
Adjustments to reconcile income (loss)
  to cash provided by operations:
  Income tax expense not payable in cash  1,704
  Restructuring charge                   (5,686)   18,500
  Depreciation                           24,352    27,241   24,682
  Amortization                            8,669    10,782   12,583
  Closure cost amortization and accruals  3,004     3,219    2,926
  Changes in working capital             (4,079)   (1,505)  (3,850)
  Other                                   2,993      (941)     792
                                         ------    ------   ------
Cash provided by operating activities    42,016    35,722   29,595

INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                             (39,261)  (32,768) (39,126)
  Proceeds from dispositions                594       128    4,467
Purchase of intangibles                  (3,417)
Landfill permit additions and
  closure expenditures                   (1,199)     (965)  (2,657)
Closure trust fund payments             (12,866)   (5,174)  (1,797)
Ongoing net cash flows related to
  IU acquisition                         (2,471)   (4,816)   8,372
Other                                    (2,203)      131    2,939
                                         ------    ------   ------
Cash used by investing activities       (60,823)  (43,464) (27,802)

FINANCING ACTIVITIES
Sale of common stock                        114    42,716      111
Issuance of debt                         41,500   238,500   46,915
Debt issuance costs                        (643)   (9,687)
Debt repayment                          (13,035) (247,404) (43,362)
Cash portion of extraordinary loss                (11,348)
Retirement of preferred stock           (11,322)   (5,148)  (1,352)
                                         ------    ------   ------
Cash provided by financing activities    16,614     7,629    2,312
                                         ------    ------   ------

CASH AND CASH EQUIVALENTS
  Increase (decrease) during the year    (2,193)     (113)   4,105
  Beginning of year                      10,582    10,695    6,590
                                         ------    ------   ------
  End of year                         $   8,389  $ 10,582  $10,695

See Notes to Consolidated Financial Statements.

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

Landfill permits: Costs to acquire and maintain landfill permits are deferred and amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Accumulated amortization was $9.6 million and $7.6 million at December 31, 1994 and 1993.

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

Ohio landfill trust fund balances represent deferred charges that are being amortized as part of closure costs. These trusts (also invested in U.S. government and government agency securities) will fund the latter stages of closure activity and all post-closure activity in perpetuity. Excess funds, if any, will revert to the State of Ohio; accordingly, no interest income is recognized. Accumulated amortization was $8.1 million and $5.8 million at December 31, 1994 and 1993.

Closure costs: The estimated costs of the future closure and post-closure monitoring and maintenance of landfills are amortized or accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Closure costs are similar to landfill development costs, but are generally incurred for aboveground construction. Closure cost accruals of $9.6 million and $8.7 million are included in other long-term liabilities at December 31, 1994 and 1993.

Goodwill: The excess of purchase price over fair value of identified net assets of acquired businesses is recorded as an asset and amortized using the straight-line method over 40 years. Accumulated amortization was $37.5 million and $32.5 million at December 31, 1994 and 1993. Most of the goodwill is identified with the Company's excellent reputation and long-term relationships with steel industry customers. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on anticipated cash flows over the remaining amortization period, the carrying value of the goodwill will be reduced based on the discounted present value of the anticipated cash flows. As income tax benefits attributable to acquisitions of businesses are recognized, they are credited to reduce goodwill.

Revenues: Most of the Company's revenues are recognized as services are provided to customers. Revenues of $6.9 million in 1994, $27.2 million in 1993 and $6.7 million in 1992 are from long-term contracts to design, supply and construct "wet scrubber sludge" stabilization systems for electric utilities. Revenues from these contracts are recognized using the percentage-of-completion method, with progress toward completion measured in labor hours. Such contracts are segmented between "design and supply" and "construction", and a separate profit margin is recognized for each segment. In 1994 $2.7 million of long-term contract receivables included in other assets at December 31, 1993 were collected. Another $1.3 million of long-term contract receivables (construction contract "retentions") at December 31, 1993 are due in 1995 and are included in accounts receivable at December 31, 1994.

Postemployment benefits:  Adoption of Statement of Financial
Accounting Standards No. 112 on January 1, 1994 did not have a material effect on the Company.

Per share calculations:   Primary and fully diluted per share
amounts are equal and are based on the weighted average number of common shares outstanding, and in 1994 the dilutive effect of stock options and warrants: 40,292,000 in 1994, 34,009,000 in 1993 and 22,251,000 in 1992. The Class G preferred stock was not dilutive.

On May 13, 1993 the Company issued the equivalent of 13,333,333 shares of common stock and all the outstanding Class H preferred stock was exchanged into 3,066,667 common shares (Note C). Had such transactions taken place at the beginning of 1993, the per share loss before the extraordinary loss and the cumulative effect of an accounting change would have been $.58.


NOTE B -- 1993 RESTRUCTURING CHARGE, NET

1993 - In the fourth quarter of 1993, the Company recorded a $22 million restructuring charge, primarily to (i) terminate recycling initiatives that had not achieved profitability, (ii) discontinue efforts to obtain a hazardous waste landfill permit in Pennsylvania, and (iii) reorganize its Envirosafe and Conversion Systems units into the Treatment and Disposal Services business segment. The terminated recycling units (for the thermal treatment of electric arc steel furnace flue dust to recover zinc and for the sale of stabilized electric utility scrubber sludge for use in manufacturing concrete masonry blocks), together with Pennsylvania permitting efforts and other terminated activities, incurred 1993 operating losses and costs that reduced operating income by $3.3 million. Approximately $10 million of the total restructuring charge represented non-cash losses resulting primarily from the write-off of property, plant and equipment. The charge also included $1 million for estimated operating losses to be incurred before the discontinued activities could be terminated, and the remainder represented estimated cash costs to close down the operating sites.

In 1993 the Company also concluded that it would settle certain of the IU acquisition liabilities recorded for insurance and other matters (Note H) for less than originally anticipated. Accordingly, the Company reduced such liabilities by $3.5 million in the fourth quarter of 1993. The resulting credit to income, together with the $22 million restructuring charge, amounted to $17.6 million or $.52 per share, after taxes.

1994 - As they were being terminated in the first quarter of 1994, the discontinued activities incurred operating losses of $.5 million, which were charged to the restructuring accrual. During 1994 the Company had more headcount reductions, at higher salary levels, than originally anticipated. Consequently, severance costs have been higher than anticipated (and the ongoing cost savings greater than originally anticipated), and costs to discontinue efforts to obtain a hazardous waste landfill permit and for the expected sale of the Pennsylvania landfill site have been less than anticipated, by approximately the same amounts. In the opinion of management, the $6.3 million recorded liability for remaining costs is adequate.


NOTE C -- 1993 RECAPITALIZATION

On May 13, 1993:

- The Company sold the equivalent of 13,333,333 shares of the Company's common stock to an affiliate of Freeman Spogli & Co. ("Freeman Spogli") and another investor for $50 million in cash ($42.7 million after fees and expenses). The securities sold were 6,433,333 shares of common stock and shares of a new class of preferred stock which was automatically converted into 6,900,000 shares of common stock on August 5, 1993.

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

- Freeman Spogli sold a portion of the aforementioned securities to The IBM Retirement Plan Trust Fund (the
    "IBM Trust"). As a result of these transactions, Freeman Spogli owned 47.3% and the IBM Trust owned 6.6% of the total outstanding voting power of the Company, and DKM no longer owned any interest in the Company. Six of the 11 members of the Board of Directors are partners or employees of Freeman Spogli.

- The net proceeds from the equity sale were applied to (i) redeem for $4.3 million the Class B, D and E preferred stock held by DKM, (ii) repay $10 million of notes due June 30, 1994, and (iii) reduce bank credit agreement borrowings.


In addition, on July 1, 1993:

-   The Company sold $220 million  principal amount of 9-3/4%
    Senior Notes for $212.4 million of net proceeds, after expenses and underwriting discounts and commissions. Most of the proceeds were used to retire the Company's 14%
    Subordinated Notes and reduce bank credit agreement borrowings to zero.

- The Company entered into a new $60 million bank credit facility to replace its then existing bank credit agreement.

-   The Company called all of its outstanding 14% Subordinated
    Notes for redemption, at a price of 106.2% of principal amount plus interest through the redemption date. The redemption was completed on August 2, 1993.

Extraordinary Loss

- The above transactions resulted in an extraordinary debt extinguishment loss of $21.9 million, consisting of the unamortized debt discount and issuance costs of the retired debt and terminated bank credit agreement together with the redemption premium and other related costs for the 14% Subordinated Notes.


NOTE D -- DEBT

Debt is summarized as follows (in thousands):

                                               December 31,
                                             1994        1993

9-3/4% Senior Notes                       $ 220,000   $ 220,000
Bank Credit Facility                         25,000
Industrial revenue bond financings,
  equipment loans and other                  24,467      20,929
                                            -------     -------
                                            269,467     240,929
Less current maturities                       9,044       5,087
                                            -------    --------
Long-term debt                            $ 260,423   $ 235,842

At December 31, 1994, required principal payments for each of the succeeding five years are: $9 million in 1995 (including $4 million of bank revolving credit borrowings voluntarily repaid in January 1995), $4.2 million in 1996, $2.5 million in 1997, $24.7 million in 1998 and $.7 million in 1999.

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

The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. Interest on borrowings is at a bank's prime rate (8.5% at December 31, 1994) plus 1.5%. Outstanding letter of credit fees are at the rate of 2% per annum, and there is a .5% per annum commitment fee on the unutilized portion of the total amount.
The facility is secured by accounts receivable and stock and notes of subsidiaries. At December 31, 1994, $25 million of revolving credit borrowings and $11.5 million of standby letters of credit were outstanding under this facility.

The bank facility prohibits cash dividends and contains financial covenants that require the Company to meet certain financial ratios and tests. The bank facility also restricts retirements of Class G preferred stock as set forth in the next paragraph and limits 1995 capital expenditures to $33 million. Both the Senior Notes indenture and the bank facility contain additional restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

The bank facility, as amended, prohibits the Company from paying dividends on its Class G preferred stock, but permits the Company to redeem (including accumulated dividends) or retire shares of its Class G preferred stock with up to $2.5 million in cash (including borrowings thereunder) at any time. Subject to a test that requires improved financial performance, this limit on Class G retirements (with borrowings thereunder) increases to $23.7 million by July 1995. The bank facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the Class G preferred stock outstanding at December 31, 1994 would require $34.1 million in 1996, assuming no dividends are paid earlier.

Industrial revenue bond financings of $9.4 million carry a weighted average effective interest rate of 9.3%. Equipment loans and other debt carry a weighted average effective interest rate of 11.7% and are secured with equipment.


NOTE E -- REDEEMABLE PREFERRED STOCK

Redeemable preferred stock includes the following (in thousands):

                             Recorded Values December 31,
         Issue                  1994         1993        1992

Class G                      $   31,396   $   42,116  $   39,526
Classes B, D and E                                         5,148
                                 ------       ------      ------
                             $   31,396   $   42,116  $   44,674

At December 31, 1994, 237,780 shares of Class G preferred stock, $.25 par value per share, were outstanding, with a redemption value of $31.5 million. Each share is convertible into 7.7 shares of common stock and 1,830,906 shares are reserved for such conversions. In 1994, the Company repurchased and retired 100,800 shares of Class G preferred stock for $11.3 million. The Company is required to redeem the remaining shares, at $100 per share plus accrued dividends, on July 15, 1996. Redemption of the Class G preferred stock is limited by the bank credit facility (Note D).

Class G preferred stockholders are entitled to receive cumulative quarterly dividends, when declared, at the annual rate of $7.25 per share. The Company has not declared quarterly dividends that were otherwise payable beginning in October 1990, and the bank credit facility prohibits the Company from paying such dividends until 1998 (Note D). Due to dividend arrearages, the holders of the Class G preferred stock became entitled in 1992 to add two directors to the Company's Board of Directors, but have not exercised this right. The December 31, 1994 recorded value and redemption value of the Class G preferred stock both include approximately $7.8 million of cumulative and undeclared dividends. The terms of the Class G preferred stock prohibit dividends on the Company's common stock.

Upon liquidation, dissolution or winding up of the Company, the holders of Class G preferred stock are entitled to receive the redemption value of their shares before any distribution in respect of the common stock. Each share of Class G preferred stock has one vote, generally voting as a single class with the shares of common stock upon all matters presented to the stockholders.


NOTE F -- STOCKHOLDERS' EQUITY

As part of the 1993 recapitalization (Note C), the Company issued the equivalent of 13,333,333 shares of the Company's common stock, and all 107,000 outstanding shares of Class H Cumulative Preferred Stock, par value $.25 per share, were exchanged for 3,066,667 shares of common stock.

On February 28, 1992 the Company increased its ownership of Envirosafe Services, Inc. to 100% when it purchased the 37.5% minority interest for a total cost of approximately $22 million, by issuing 7,205,000 shares of common stock. Also in 1992, the Company issued 499,993 shares of common stock to the noteholders pursuant to the terms of the Company's previously outstanding 14% Subordinated Notes, rather than purchase portions of such notes at a premium. This resulted in a stockholders' equity increase of $1.8 million in 1992.

Warrants are outstanding to purchase (i) 695,652 shares of the Company's common stock at $4 per share, expiring July 1, 1995, and (ii) 600,000 shares at $3.50 per share. The number of shares purchasable under the $3.50 warrants declines by 200,000 on January 1, 1996 and on each January 1 thereafter. The warrants may be exercised using a cashless exercise feature (by the surrender of shares of common stock subject to the warrants). Freeman Spogli holds warrants for 87% of such shares and the IBM Trust holds 12%.

In addition, warrants to purchase 244,445 shares of common stock at seven cents per share are outstanding. In 1993 a warrant to purchase 55,555 shares of the Company's common stock was exercised at seven cents per share.

A total of 6,781,388 shares of the Company's common stock have been reserved for the warrants described above, for conversion of Class G preferred stock (Note E) and for stock options (Note G). Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

The Company is authorized to issue 5.4 million shares of preferred stock, par value $.25 per share, with such terms and conditions as shall be specified by the Company's Board of Directors.


NOTE G -- STOCK OPTIONS

The Company maintains stock option plans that provide options to key employees for the purchase of shares of the Company's common stock. Incentive stock options or non-qualified stock options are permitted. The terms, conditions and numbers of shares are determined by the Compensation and Stock Option Committee of the Board of Directors. Incentive stock options may not be granted at option prices less than the fair market value of the stock at the time of grant. Non-qualified stock options may not be granted at option prices less than 50% of the fair market value at the time of grant. At December 31, 1994, 1,386,000 shares were available for future grants.

As a result of the February 1992 acquisition of the Envirosafe minority interest (Note F), Envirosafe's outstanding stock options became options to purchase shares of the Company's common stock at prices ranging from $2.73 to $3.36 per share.

The Company has granted four directors (who are not affiliated with Freeman Spogli) options outside the option plans to purchase
80,000 shares of the Company's common stock at option prices equal to the fair market value at the time of grant.

Option activity is summarized below:

                                           Shares
                                  1994        1993        1992

Shares under option at Jan. 1   1,643,600  1,511,600  1,021,100
Options granted                    48,740    689,000    144,500
Envirosafe options that became
  EnviroSource options                                  700,000
Options exercised (at average
  exercise prices of $2.74 in
  1994, $2.50 in 1993 and
  $3.05 in 1992)                  (41,500)    (5,000)   (36,250)
Options expired or cancelled     (376,455)  (552,000)  (317,750)
                                ---------  ---------  ---------
Shares under option at Dec. 31  1,274,385  1,643,600  1,511,600
Options exercisable at Dec. 31    612,200    618,140    957,300

At December 31, 1994, option prices ranged from $2.50 to $8.38 per share, and averaged $4.44 per share. These options expire on various dates from March 1997 through March 2004.

Subject to shareholder approval, the Company also has adopted a stock option plan for outside directors. Under the plan, on January 1, 1995 the four directors who qualify each were granted options to purchase 5,000 shares of the Company's common stock for $3.31 per share, and will be granted options for 5,000 shares at the prior year-end market price on each January 1 thereafter. In addition, the plan allows these directors to elect to receive below-market options in lieu of their annual directors' fees.
All options granted under the plan become exercisable on the following January 1. 750,000 shares are reserved for grants under this plan.


NOTE H - IU ACQUISITION OBLIGATIONS

The Company purchased IU International Corporation ("IU") on
March 21, 1988. The Company has certain ongoing obligations resulting from the IU acquisition that are unrelated to its current operations.

Current liabilities include $12 million at December 31, 1994 and $11.9 million at December 31, 1993 for IU acquisition obligations, in each case including $5 million for untendered IU shares. The rest of these amounts represent ongoing obligations for insurance (including the PIE payments described in Note N), employee benefits and other matters. After payment of the $12 million in 1995, estimated annual payments are expected to decline to approximately $3 million in 1996 and gradually thereafter to less than $2 million by 1999. Such payments will be reduced by any IU-related recoveries. Payments on such obligations, reduced by recoveries from IU asset dispositions, amounted to $2.5 million in 1994, $4.8 million in 1993 and $8.1 million in 1992. In 1992 the Company also obtained refunds of $16.5 million of federal income taxes paid by IU prior to its acquisition by the Company, together with interest thereon, which were anticipated in the March 21, 1988 allocation of the IU acquisition cost.

Non-current other liabilities includes $41.4 million at December
31, 1994 and $44.6 million at December 31, 1993 for IU acquisition obligations for insurance, employee benefits and income tax matters.

In 1993 IU liabilities were reduced by $22 million because these liabilities will ultimately be settled for less than the amounts anticipated in the allocation of the March 21, 1988 acquisition cost; goodwill was reduced by $18.5 million related to income taxes and $3.5 million was credited to income (Note B).


NOTE I -- BUSINESS SEGMENTS

The Company's business segments are: Industrial Environmental Services, which provides recycling and other specialized services for the steel and aluminum industries, and Treatment and Disposal Services, which operates hazardous waste disposal landfills and provides waste stabilization services for the electric utility, steel and other industries.

Information by business segment for the three years ended
December 31, 1994 follows (in thousands):

                          Industrial Treatment
                          Environ-   and        Corporate
                          mental     Disposal   Head-
                          Services   Services   quarters  Total

Revenues
 1994                    $ 206,477  $  53,038            $259,515
 1993                      197,268     73,758             271,026
 1992                      178,932     53,720             232,652

Operating income (loss)

1994 - after restructuring
  charge reclassifications
  (Note B)               $  38,724  $  6,919   $(5,924)  $ 39,719
    Restructuring charge
    reclassifications sub-
    tracted (added) above      580      (580)
  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
1993 - after restructuring
  charge, net (Note B)      17,926    (5,269)   (4,004)     8,653
    Restructuring charge,
    net subtracted above    14,000     7,600    (3,100)    18,500
  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
1992                        25,521     8,321    (7,497)    26,345

Identifiable assets
 1994                     $301,188   $135,697  $13,293   $450,178
 1993                      300,622    111,424   15,199    427,245
 1992                      326,009    108,036   10,502    444,547

Depreciation and amortization
 1994                     $ 24,045   $ 10,387  $   931   $ 35,363
 1993                       25,960     11,485    2,963     40,408
 1992                       21,966     11,478    5,459     38,903

Capital expenditures
 1994                     $ 21,755  $  17,428  $    78   $ 39,261
 1993                       19,752     12,963       53     32,768
 1992                       28,943     10,153       30     39,126

Corporate headquarters expenses and assets support both segments but are not directly associated with either. Corporate assets consist principally of cash and cash equivalents and unamortized debt issuance costs.

Industrial Environmental Services revenues of approximately $45 million in 1994, $47 million in 1993 and $30 million in 1992 were from one major steel customer. At December 31, 1994, $20.8 million of consolidated accounts receivable result from services performed within the domestic steel industry. Foreign operations are not significant.

The following table sets forth the percentage of total revenuea contributed by each class of services during the three years ended December 31, 1994:

                                  1994         1993        1992

Industrial recycling              67.3%        59.4%       64.8%

Specialized services              12.3         12.0         6.8

Waste stabilization
  and disposal                    17.8         17.2        20.2

Stabilization system design,
  supply and construction          2.6         10.0         2.9

Discontinued services                           1.4         5.3

NOTE J -- INCOME TAXES

The components of income tax expense are as follows (in thousands):

                                 1994          1993         1992

Taxes payable:
  State                        $  2,310      $  2,280   $  1,158
  Canadian                          266           269        278
  Federal                                                   (137)
Federal taxes not
  payable in cash                 1,704
                                  -----         -----      -----
                               $  4,280      $  2,549   $  1,299

Income tax expense varies from amounts computed by applying the United States federal income tax rate (35% in 1994 and 1993, 34% in 1992) for the following reasons (in thousands):

                                  1994       1993      1992

Expense (benefit) of pre-tax
  income (loss) at statutory
  rate                          $ 5,369   $(6,659)    $(2,121)
Goodwill amortization             1,751     1,942       1,907
Acquisition depreciation
  with no tax benefit                                     320
Effect of (reducing) increasing
  deferred tax valuation
  allowance                      (4,375)    5,708
Effects of state and Canadian
  income taxes                    1,535     1,558         837
Other                                                     356
                                  -----     -----       -----
                                $ 4,280   $ 2,549     $ 1,299

Canadian income before tax amounted to $.7 million in 1994 and 1993 and $.6 million in 1992.

In 1994 income tax expense includes $1.7 million that will never be paid in cash. This expense is due to the origins of the majority of the Company's federal tax loss carryforwards, and is described in the following paragraphs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Total deferred federal tax liabilities, assets and the valuation allowance net to zero and, therefore, do not appear in the consolidated balance sheet. They are as follows (in thousands):

                                              December 31,
                                             1994       1993

Deferred tax liabilities                  $ (19,549)  $ (16,873)
Deferred tax assets                         150,738     154,141
Valuation allowance                        (131,189)   (137,268)
                                            -------     -------
  Net deferred taxes                      $     -0-   $     -0-

In 1994 the valuation allowance was reduced by $6.1 million because (i) certain deferred tax assets were recognized (as restructuring costs (Note B) and IU acquisition obligation payments became deductible for tax purposes) and (ii) additions to deferred tax liabilities made the realization of remaining deferred tax assets more likely. $4.4 million of the $6.1 million valuation allowance reduction was credited to reduce 1994 income tax expense. The other $1.7 million was credited to reduce goodwill, because the underlying temporary differences were attributable to the IU acquisition (Note H). In 1993 both net deferred tax assets and the valuation allowance increased by $17 million, due primarily to additional deferred tax assets (principally arising from the 1993 restructuring charge and a 1993 tax net operating loss) and to the one percent federal tax rate increase.

Significant components of the Company's deferred federal tax liabilities and assets are as follows (in thousands):

                                              December 31,
                                            1994        1993

Deferred tax liabilities:
  Tax over book depreciation plus
    IU acquisition purchase price
    allocation to property, plant
    and equipment                         $ (11,472)  $ (12,494)
  Tax over book post-closure deductions      (4,536)       (909)
  Tax over book landfill permit
    amortization                             (3,541)     (3,470)
                                            -------     -------
    Total deferred tax liabilities          (19,549)    (16,873)

Deferred tax assets:
  Net operating loss carryforwards          111,913     109,074
  Capital loss carryforwards                  4,410       3,710
  Allowance for a doubtful receivable
    and insurance accruals that would
    result in capital losses                 11,032      12,075
  Other insurance accruals                    5,539       5,723
  Restructuring charge                        3,294       7,700
  Pension and other postretirement
    benefits accruals                         5,351       5,702
  Closure cost accruals                       3,161       2,866
  Other accruals                              6,038       7,291
                                            -------     -------
    Total deferred tax assets               150,738     154,141
  Valuation allowance                      (131,189)   (137,268)
                                            -------     -------
   Net deferred tax assets                   19,549      16,873
                                            -------     -------
   Net deferred taxes                     $     -0-   $     -0-

Deferred tax assets represent reductions of future tax payments that would otherwise be required as the Company reports taxable income. The $111.9 million deferred tax asset listed above represents net operating loss carryforwards of $320 million, which expire in various years as discussed in the next paragraph. Most of the $4.4 million deferred tax asset representing capital loss carryforwards expires in 1998. All the carryforwards are based on the Company's consolidated federal income tax returns through 1993 and estimated return amounts for 1994. All the other deferred tax assets represent items already reflected in the financial statements that will become available to reduce future federal income taxes as they become deductible for tax purposes.

The $320 million of net operating loss carryforwards expire as follows: $76 million in 1996, $10 million in 1997, $147 million in 1998, $1 million in 2000, $15 million in 2003, $46 million in 2005, $11 million in 2006, $6 million in 2008 and $8 million in 2009. The recapitalization described in Note C resulted in an "ownership change" (as defined in the Internal Revenue Code) that could limit the future use of the net operating loss carryforwards that expire through 2006. However, based on a comprehensive study of its overall federal tax position, the Company believes that sufficient tax loss carryforwards will be available, together with its other deferred tax assets, to enable it to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, it expects to utilize its deferred tax assets to reduce substantially its federal income tax payments for several years thereafter. The Internal Revenue Service has not examined the Company's tax returns for years after 1979. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.

A substantial portion of the deferred tax asset arising from net operating loss carryforwards originated prior to the Company's 1983 reorganization. In accordance with applicable accounting principles, future tax benefits associated with the pre-reorganization carryforwards will be excluded from net income and credited to capital in excess of par value. The Company also has deferred tax assets arising from post-reorganization tax loss carryforwards that result from paying IU acquisition obligations. Future tax benefits associated with these carryforwards will also be excluded from net income, and will be credited to goodwill. Both these types of carryforwards result in income tax expense that will never be payable in cash. Future tax benefits from post-reorganization carryforwards arising from normal operations will reduce income tax expense. Subject to the limitations discussed in the preceding paragraph and the Company's ability to generate sufficient future taxable income, upon realization of the net deferred tax assets and liabilities, the $131.2 million valuation allowance would be applied as follows: $83.4 million would be credited to capital in excess of par value, $29.2 million would be credited to reduce goodwill and $18.6 million would reduce income tax expense.

Pursuant to Statement of Financial Accounting Standards No. 109, as of January 1, 1993 the Company adopted a new method of accounting for income taxes. Prior periods, accounted for under the provisions of Accounting Principles Board Opinion No. 11, were not restated. The cumulative effect of adopting the new method was a non-cash charge in the consolidated statement of income of $2.3 million. The resulting $2.3 million liability was eliminated by the recognition of offsetting tax benefits associated with future tax deductible payments of liabilities recorded in connection with the IU acquisition. Because these tax benefits were attributable to deductible temporary differences that existed at the IU acquisition date, such benefits were applied to reduce goodwill.


NOTE K -- RETIREMENT PLANS

The Company has several non-contributory defined benefit pension plans covering certain salaried and hourly employees. The plans provide pension benefits that are based on varying levels of service and compensation. Assets of the plans are principally common stocks, fixed income securities and cash equivalents. The Company's contributions are based on funding standards established by the Employee Retirement Income Security Act of 1974.

Net periodic pension cost for defined benefit plans includes the following (in thousands):

                                  1994         1993        1992

Service cost -  benefits
  earned during the period     $   868      $ 1,036     $ 1,100
Interest cost on projected
  benefit obligations            1,276        1,458       1,456
Actual gain on plan assets        (238)      (2,204)     (1,792)
Net amortization and deferral   (1,083)         643         215
                                 -----        -----       -----
Net periodic pension cost      $   823      $   933     $   979

The funded status, calculated principally using measurement dates of October 31, 1994 and 1993, and the liability accrued in the consolidated balance sheet for defined benefit plans are as shown below (in thousands):

                                               December 31,
                                             1994        1993

Actuarial present value of
  benefit obligations:
   Vested                                 $  16,841   $  17,007
   Accumulated                            $  16,854   $  17,100
   Projected                              $  16,963   $  18,055
Plan assets at fair value                    13,841      13,799
                                             ------      ------
Projected benefit obligations
  in excess of plan assets                    3,122       4,256
Unrecognized net loss                        (2,301)     (2,322)
Prior service gain not yet recognized
  in net periodic pension cost                4,702       4,629
Other                                           182         306
                                             ------      ------
Pension liability                         $   5,705   $   6,869

The actuarial present value of projected benefit obligations was determined using discount rates of 8.5% in 1994 and 7% in 1993.
The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5%.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $1.5 million in 1994 and 1993 and $1.4 million in 1992.

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multi-employer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multi-employer pension plans. Costs for multi-employer pension plans amounted to $1.7 million in 1994 and 1993 and $1.9 million in 1992.

In addition to pension plans, the Company has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. Pursuant to Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), in the first quarter of 1993 the Company changed its method of accounting for these postretirement benefits. The cumulative effect of this accounting change was immaterial and is being recognized on a prospective basis. The actuarially computed cost for these plans amounted to $.4 million in both 1994 and 1993, which approximates annual amounts historically recorded on a cash basis in prior years. The Company funds the postretirement benefits on a "pay-as-you-go" basis.

The Company also participates in several defined contribution multi-employer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Costs for these plans, which includes both current and postretirement benefit costs, amounted to $1.6 million in 1994, $1.4 million in 1993 and $1.3 million in 1992.

At each of December 31, 1994 and 1993, other long-term liabilities includes approximately $5 million of accrued postretirement benefit obligations, based on discount rates of 8.5% in 1994 and 7% in 1993. Such amount, recorded in connection with the 1988 IU acquisition, approximates the accumulated postretirement obligations under SFAS No. 106.

Future cost increases in health care benefits covered by the plans are assumed to be 13% in 1995, decreasing 1% per year to 6% in 2002 and remaining at that level thereafter. Increasing these rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $.3 million and would not have had a material impact on the cost for 1994.


NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION

Amortization in the consolidated statement of cash flows includes amortization of goodwill and permits together with noncash interest costs.

Changes in working capital include the following (in thousands):

                                    1994       1993       1992

Accounts receivable             $  (8,483) $   1,270  $  (3,620)
Other current assets                   38     (1,279)       691
Trade payables and other
  current liabilities               4,366     (1,496)    (4,308)
Receivables and liabilities of
  a discontinued operation                                3,387
                                    -----      -----      -----
Cash used                       $  (4,079) $  (1,505) $  (3,850)

Closure trust fund payments include the following activity (in thousands):

                                    1994       1993       1992

Purchases of investments        $ (16,193) $ (12,110) $  (6,270)
Sales of investments                3,327      6,936      4,473
                                   ------     ------      -----
Net cash used                   $ (12,866) $  (5,174) $  (1,797)

Ongoing net cash flows related to the IU acquisition are principally payments of non-recurring pre-acquisition obligations and in 1992 $16.5 million of income tax refunds (Note H).

The Company paid interest of $23.7 million in 1994, $30.7 million in 1993 and $29 million in 1992, excluding amounts capitalized.
Interest costs of $.6 million in 1994 and in 1993 and $.8 million in 1992 were capitalized.

The Company paid income taxes, net of refunds, of $1.6 million in 1994, $1.4 million in 1993 and $.8 million in 1992. The 1992 amount excludes the aforementioned $16.5 million refunds of taxes paid by IU prior to its acquisition by the Company.


NOTE M -- FINANCIAL INSTRUMENTS

The Company has not utilized any derivative financial instruments since an interest rate swap and an interest rate collar matured in 1992. The Company considers the use of such instruments when appropriate to mitigate risks.

The estimated fair values of financial instruments carried in the Company's consolidated balance sheet are as follows (in thousands):

                                    December 31,
                              1994                  1993
Consolidated Balance    Fair      Carrying      Fair     Carrying
  Sheet Caption        Values      Amounts     Values     Amounts

Other current assets  $    780    $    780    $  2,613   $  2,613
Closure trust fund
  (Idaho)                9,333       9,748       8,174      8,117
Other non-current
  assets                 2,479       2,499       4,948      5,367
Insurance obligations    8,713       8,713       7,217      7,217
Other current
  liabilities            6,692       6,692       8,731      8,731
Current portion of
  debt and redeemable
  preferred stock        9,044       9,044       8,492      8,492
Other non-current
  liabilities            9,944      14,689      13,885     18,677
Long-term debt         233,582     260,423     230,822    235,842
Redeemable preferred
  stock                 27,345      31,396      33,670     38,711

The fair values of financial instruments included in current assets and liabilities approximate their carrying amounts. The fair values of fixed-rate long-term debt and Class G redeemable preferred stock, which are thinly traded, are based on management's best knowledge of recent trading prices. The fair values of other non-current assets and liabilities are estimated using discounted cash flow analysis and borrowing rates in the Company's bank credit facility.

As of December 31, 1994 the estimated fair value of the Company's obligations to pay $12.2 million into closure trust funds over the next four years is $10.5 million, using discounted cash flow analysis and borrowing rates in the Company's bank credit facility. See Note N.


NOTE N -- COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for non-cancelable operating leases as of December 31, 1994 amount to $6.5 million in 1995, $5.7 million in 1996, $5.1 million in 1997, $4.2 million in 1998, $2.8 million in 1999 and $1.7 million thereafter. Operating leases are primarily for office space and machinery and equipment. Rental expense was $7.8 million in 1994, $6.9 million in 1993 and $6 million in 1992.

The Company has made commitments to spend $15 million in 1995 for equipment additions. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.2 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $3.4 million in 1995 and $4 million in 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity. The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At December 31, 1994, the Company was contingently liable for $11.5 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated balance sheet.

In connection with IU International Corporation's ("IU's") 1985 disposition of P-I-E Nationwide, Inc. ("PIE"), IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987. PIE commenced bankruptcy proceedings in 1990 and ceased making payments in respect of its self-insured claims.
The Company's obligations for these claims aggregate an estimated $13 million at December 31, 1994, and currently require the Company to make payments of about $2 million annually. Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the amounts and timing are uncertain. Because sufficient liabilities are reflected in the consolidated balance sheet and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at December 31, 1994 will not be adversely affected if the Company receives no proceeds from such liquidation.

PIE's bankruptcy triggered withdrawal liabilities to certain multiemployer pension plans, estimated by PIE in 1990 to aggregate $58 million. In 1991 the trustees of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU's 1985 sale of PIE would justify a claim against the Company for any deficiencies in PIE's payment of withdrawal liabilities to such plan. Such plan did not again contact the Company concerning this matter until March 15, 1995, when the Company was advised that such plan's consideration as to whether it would assert a claim is ongoing. The Company believes no such claim would be warranted and, if asserted, would contest any such claim vigorously. However, under the Multiemployer Pension Plan Amendments Act of 1980, a federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. The Company believes it will ultimately prevail
on the issues.   If onerous monthly payments are imposed by
by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition.

The Company's Ohio and Idaho facilities hold operating permits issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended ("RCRA"), that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity in its approved disposal cells well into the next decade.

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such requirements not only can affect the demand for Treatment and Disposal Services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of such requirements could have a material adverse effect on the Company's results of operations or financial condition, but the Company believes that the consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Under normal circumstances, the Company would expect to be able to absorb increased operating compliance costs by increasing prices charged to customers.

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


NOTE O -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

                   Mar. 31     June 30     Sept. 30    Dec. 31

1994
Revenues          $ 58,423    $ 63,458     $ 66,001    $ 71,633
Gross profit        14,049      17,723       18,558      20,602
Operating income     6,255       9,275       11,052      13,137
Net income (loss)     (470)      2,316        3,340       5,873
Income (loss)
  per share           (.02)        .05          .07         .16

1993
Revenues          $ 59,864    $ 77,902     $ 66,475    $ 66,785
Gross profit        14,151      18,008       13,418      16,938
Restructuring
  charge, net (Note B)                                  (18,500)
Operating income
  (loss)             5,345       8,762        5,102     (10,556)
Loss before
  extraordinary
  loss and cumu-
  lative effect
  adjustment        (3,195)       (128)      (1,136)    (17,115)
Net loss            (5,497)    (21,624)      (1,570)    (17,115)
Loss per share
  before extra-
  ordinary loss
  and cumulative
  effect adjustment   (.18)       (.03)       (.05)        (.44)

In 1994 preferred stock retirement gains amounted to $.01 per share in the March quarter and $.03 per share in the December quarter.

Full year income tax expense resulted in a lower overall effective rate than originally expected in 1994. Consequently, 1994 fourth quarter net income benefited by $1 million or $.02 per share due to a reduction in the amount of income tax expense provided earlier in 1994.

The restructuring charge, net amounted to $.44 per share in the 1993 fourth quarter.

                                                       SCHEDULE I
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    EnviroSource, Inc. (Parent Company)
                          CONDENSED BALANCE SHEET
                              (In thousands)

                                                 December 31,
ASSETS                                         1994        1993

Current assets:
  Cash and cash equivalents               $    3,631  $    3,493
  Other current assets                           785         789
                                             -------     -------
    Total current assets                       4,416       4,282

Investments in, net of amounts due
  to, consolidated subsidiaries              277,120     277,417

Debt issuance costs, less amortization         6,897       7,376

Other assets                                   1,951       2,110
                                             -------     -------
                                          $  290,384  $  291,185


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                          $      595  $      360
  Other current liabilities                    9,121      11,152
  Redeemable preferred stock                               3,405
                                             -------     -------
    Total current liabilities                  9,716      14,917

Long-term debt                               220,000     220,000

Other long-term obligations                    4,751       3,340

Redeemable preferred stock                    31,396      38,711

Commitments and contingencies (Note 5)

Stockholders' equity                          24,521      14,217
                                             -------     -------
                                          $  290,384   $ 291,185


See Notes to Condensed Financial Information of Registrant.

                                                       SCHEDULE I
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- Continued

                       EnviroSource, Inc. (Parent Company)
                        CONDENSED STATEMENT OF OPERATIONS
                                  (In thousands)

                                            December 31,
                                     1994        1993      1992

Management fee income from
  consolidated subsidiaries                  $     102  $    116

General and administrative
  expense                        $  (6,178)     (7,073)   (7,476)

Restructuring charge                              (400)

Interest expense:
  Consolidated subsidiaries        (62,785)    (54,586)  (58,462)
  Other                            (22,069)    (23,519)  (25,710)

Interest income:
  Consolidated subsidiaries          2,475         778     1,166
  Other                                318         492       335
                                    ------      -----     ------
                                   (88,239)    (84,206)  (90,031)

Income tax benefit                  34,575      24,616    35,798

Equity in net income of
  consolidated subsidiaries         64,723      38,016    46,695
                                    ------      ------    ------

Income (loss) before extraordinary
  loss and cumulative effect of
  accounting change                 11,059     (21,574)   (7,538)

Extraordinary debt
  extinguishment loss                          (21,930)

Cumulative effect of income tax
  accounting change                             (2,302)
                                    ------      ------    ------

Net income (loss)                $  11,059   $ (45,806) $ (7,538)



See Notes to Condensed Financial Information of Registrant.

                                                       SCHEDULE I
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- Continued

                    EnviroSource, Inc. (Parent Company)
                     CONDENSED STATEMENT OF CASH FLOWS
                              (In thousands)

                                    Year Ended December 31,
                                    1994      1993       1992

CASH USED BY OPERATING ACTIVITIES  $(50,217) $(57,974)  $(47,478)

INVESTING ACTIVITIES
Ongoing net cash flows related to
  IU acquisition                     (1,330)     (319)    (1,652)
Additions to property, plant and
  equipment                             (75)      (53)       (30)
Other                                  (134)              (1,063)
                                     ------   -------     ------
Cash used by investing activities    (1,539)     (372)    (2,745)


FINANCING ACTIVITIES
Net cash from (to) consolidated
  subsidiaries                       63,102    (1,430)    51,891
Sale of common stock                    114    42,716        111
Issuance of debt                              220,000
Debt issuance costs                            (7,601)
Debt repayments                              (180,000)
Cash portion of extraordinary loss            (10,617)
Redemption of preferred stock       (11,322)   (5,148)    (1,352)
Other                                                        (84)
                                     ------   -------     ------
Cash provided by financing
  activities                         51,894    57,920     50,566
                                     ------   -------     ------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      138      (426)       343
Cash and cash equivalents at
  beginning of year                   3,493     3,919      3,576
                                     ------   -------     ------

Cash and cash equivalents at
  end of year                      $  3,631   $ 3,493   $  3,919




See Notes to Condensed Financial Information of Registrant.

                                                       SCHEDULE I
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- Continued

                    EnviroSource, Inc. (Parent Company)
          NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



NOTE 1 -- PARENT COMPANY FINANCIAL STATEMENTS

Parent Company Financial Statements should be read in conjunction with the consolidated financial statements of the Company.


NOTE 2 -- RECLASSIFICATION OF PRIOR PERIOD RESULTS

Effective December 31, 1994, all of the assets of the only operating division of the Parent Company were contributed to a wholly-owned subsidiary of the Company. Consequently, the financial position, results of operations and cash flows of the division are accounted for on an equity basis. Prior years' financial statements have been reclassified to conform with the current year presentation.


NOTE 3 --  RECAPITALIZATION

See Note C to the consolidated financial statements for a description of the 1993 recapitalization.


NOTE 4 -- LONG-TERM BORROWINGS

As part of the 1993 recapitalization, the Company sold $220 million of 9-3/4% Senior Notes and retired $160 million principal amount of unsecured notes (effective interest rate approximately 16.4%) and a $20 million bank term loan. See Note D to the consolidated financial statements for a description of the 9-3/4% Senior Notes.

Borrowings under the bank credit facility are made by a consolidated subsidiary and are guaranteed by the Company. The agreement permits cash transfers from the subsidiary to the Company. See Note D to the consolidated financial statements for a description of the bank credit facility.


NOTE 5 -- REDEEMABLE PREFERRED STOCK AND COMMITMENTS AND
CONTINGENCIES

See Notes D, E and N to the consolidated financial statements.

                                           ENVIROSOURCE, INC.                               SCHEDULE II

                                    VALUATION AND QUALIFYING ACCOUNTS

                              Years ended December 31, 1994, 1993 and 1992
                                         (Dollars in thousands)

                                                         Additions
                                       Balance at  Charged to    Charged to                           Balance at
                                       beginning   costs and        other                             end of
Description                            of period   expenses      accounts          Deductions (A)     period

        1994

        Allowance for doubtful        $     944    $     143                       $      471         $     616
          accounts

         1993

         Allowance for doubtful
           accounts                   $    1,333    $    (127)                     $      262         $     944


         1992

         Allowance for doubtful
           accounts                   $    1,659    $   1,193                      $    1,519         $   1,333




(A)  Amounts written off.

                    EXHIBIT INDEX

Number              Exhibit                    Page

 4.12    Third Amendment to the Credit        EXHIBIT 1
         Agreement, dated as of January
         13, 1995, among the Company,
         International Mill Service,
         Inc., the banks parties thereto,
         Chemical Bank, Banque Paribas
         and Credit Lyonnais New York
         Branch, as Co-Agents, and
         Chemical Bank, as Administrative
         Agent.

10.14    EnviroSource, Inc. Stock Option      EXHIBIT 2
         Plan for Non-Affiliated
         Directors, dated as of January
         1, 1995.

10.15    Stock Option Agreement, dated        EXHIBIT 3
         January 1, 1995, between the
         Company and Arthur R. Seder, Jr.

10.16    Stock Option Agreement, dated        EXHIBIT 4
         January 1, 1995, between the
         Company and Wallace B. Askins.

10.17    Stock Option Agreement, dated        EXHIBIT 5
         January 1, 1995, between the
         Company and Raymond P. Caldiero.

10.18    Stock Option Agreement, dated        EXHIBIT 6
         January 1, 1995, between the
         Company and Jeffrey G. Miller.

10.19    Supplemental Executive Retirement    EXHIBIT 7
         Plan of the Company, effective
         January 1, 1995.

21.1     Subsidiaries of the Company.         EXHIBIT 8

23.1     Consent of Ernst & Young.            EXHIBIT 9

27.1     Financial Data Schedule.             EXHIBIT 27