Form 10-K/A
period 1994-12-31
ENVIROSOURCE INC
filed 1995-04-28
CIK 106752

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

(MARK ONE)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                  OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-1363

                            ------------------------

                               ENVIROSOURCE, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                        DELAWARE                                                 34-0617390
            (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OF ORGANIZATION)

                             FIVE HIGH RIDGE PARK,
                    P.O. BOX 10309, STAMFORD, CT 06904-2309
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (203) 322-8333

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE ON
                     TITLE OF EACH CLASS                                         WHICH REGISTERED
Common Stock, par value $.05 per share........................        The Pacific Stock Exchange Incorporated

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $110,275,636 as of March 30, 1995(1).

     The number of shares outstanding of the Registrant's Common Stock as of the close of business on March 30, 1995 was 40,098,559.

- - ------------

(1) The market value of the Company's Class G $7.25 Cumulative Convertible Preferred Stock is based on a recent trade.

________________________________________________________________________________

                                    PART III

     EnviroSource, Inc., the undersigned Registrant, hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:

     ITEM 10. Directors and Executive Officers of the Company. This Item is amended by deleting the entire text appearing in such Form 10-K and substituting therefor the text appearing on the following pages under this caption.

     ITEM 11. Executive Compensation. This Item is amended by deleting the entire text appearing in such Form 10-K and substituting therefor the text appearing on the following pages under this caption.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management. This Item is amended by deleting the entire text appearing in such Form 10-K and substituting therefor the text appearing on the following pages under this caption.

     ITEM 13. Certain Relationships and Related Transactions. This Item is amended by deleting the entire text appearing in such Form 10-K and substituting therefor the text appearing on the following pages under this caption.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS OF THE COMPANY

     Wallace B. Askins (age 64) has been a director of the Company since 1978. Mr. Askins served as Executive Vice President and Chief Financial Officer of
Armco Inc. ('Armco') (a manufacturer of steel and other products) from June 1984, and as a director of Armco from December 1985, until his retirement in November 1992. Mr. Askins has served as a director of Trump Castle and Resort, Inc. since 1992 and of Trump Plaza Casino and Resort, Inc. since 1994.

     Raymond P. Caldiero (age 60) has served as a director of the Company since February 1992. Mr. Caldiero has served as Chairman of Caldiero International, Inc. (a consultant in the areas of hotel development, lobbying, marketing and sales) since 1989. From 1973 to 1988, Mr. Caldiero served as Vice President and Assistant to the President of Marriott Corporation (a hotel and restaurant company). He is a director of Capital Bank and served as a director of Envirosafe Services, Inc. ('Envirosafe') from 1987 until February 1992. Mr. Caldiero became a director of the Company in February 1992 pursuant to the terms of a merger agreement between Envirosafe and a wholly-owned subsidiary of the Company.

     Mark J. Doran (age 31) became a director of the Company in August 1994 to fill the vacancy created upon the resignation of William M. Wardlaw, one of three additional designees of F.S. Equity Partners II L.P. ('FSEP'), an affiliate of Freeman Spogli & Co. ('FS&Co.'), appointed to the Board of Directors following the completion of the transactions contemplated in the Stock Purchase Agreement (the 'Purchase Agreement') described under the caption 'The FSC Transaction' in Item 13 of this Annual Report on Form 10-K. Mr. Doran joined FS&Co. in 1988. Prior to joining FS&Co., Mr. Doran was employed by Kidder, Peabody & Co. Incorporated.

     Louis A. Guzzetti, Jr. (age 56) has been a director and President and Chief Executive Officer of the Company since October 1986. From June 1983 until April 1986, Mr. Guzzetti was employed by United Brands Company ('United Brands')(a diversified international company), serving as its Executive Vice President and Chief Administrative Officer from June 1983 until August 1985 and as President and Chief Executive Officer of its United Fruit Company subsidiary from October 1984 until April 1986. He was also a director of United Brands from August 1984 until June 1986.

     Jeffrey G. Miller (age 53) was re-elected as a director of the Company in August 1993. Mr. Miller has been a professor of Environmental Law at Pace University School of Law since 1987. He has also been of counsel to the Seattle and Washington D.C. law firm of Perkins Coie since 1987 practicing Environmental Law. Mr. Miller was a director of Envirosafe from 1987 to February 1992. He became a director of the Company in February 1992 pursuant to the terms of a merger agreement between Envirosafe and a wholly-owned subsidiary of the Company. Mr. Miller resigned on May 13, 1993 pursuant to the terms of the Purchase Agreement. Mr. Miller is one of the three additional FS&Co. designees elected to the Board of Directors.

     Jon D. Ralph (age 30) has been a director of the Company since August 1993. He joined FS&Co. in August 1989. Prior to joining FS&Co., Mr. Ralph was employed in the Investment Banking Division of Morgan Stanley & Co. Incorporated beginning in 1986. Mr. Ralph is one of the three additional FS&Co. designees elected to the Board of Directors.

     John M. Roth (age 36) became a director of the Company in May 1993. Mr. Roth is one of the four FS&Co. designees initially appointed to the Board of Directors on May 13, 1993 pursuant to the Purchase Agreement. He joined FS&Co. in March 1988 and became a general partner in March 1993. From 1984 to 1988, Mr. Roth was a Vice President in the Merger and Acquisition Group of Kidder, Peabody & Co. Incorporated. From 1983 to 1984, Mr. Roth worked as a management consultant with McKinsey & Company, Inc.

     Charles P. Rullman, Jr. (age 46) became a director of the Company in January 1995 to fill the vacancy created upon the resignation of William H. Sherer, one of four FS&Co. designees initially appointed to the Board of Directors on May 13, 1993. Mr. Rullman joined FS&Co. as a general partner in January 1995. Prior to joining FS&Co., Mr. Rullman was a partner at Westar Capital since October 1992. From 1973 to 1992, Mr. Rullman was employed by BT Securities Corp., serving last as a Managing Director.

     Arthur R. Seder, Jr. (age 75) has served as a director of the Company since June 1988. Mr. Seder is a consultant in matters relating to the natural gas industry. He served as Special Counsel to Columbia Gas Transmission Corporation from June 1988 until 1992. From 1985 to 1988, he was of counsel to the Washington, D.C. office of the law firm of Sidley & Austin. From 1976 until April 1985, he was Chairman and Chief Executive Officer of American Natural Resources Company (a diversified energy and transportation company).

     J. Frederick Simmons (age 40) became a director of the Company in May 1993. Mr. Simmons is one of the four FS&Co. designees initially appointed to the Board of Directors on May 13, 1993. He joined FS&Co. in 1986 and became a general partner in January 1991. Prior to 1986, Mr. Simmons was Vice President of Bankers Trust Company's lending group specializing in leveraged buyouts and health care. Mr. Simmons is also a director of Buttrey Food and Drug Stores Company and Orchard Supply Hardware Stores Corporation.

     Ronald P. Spogli (age 47) became a director and Chairman of the Board of the Company in May 1993. Mr. Spogli is one of four FS&Co. designees initially appointed to the Board of Directors on May 13, 1993. He is a founding partner of FS&Co. Mr. Spogli is also a director of Mac Frugal's BargainsClose-Outs Inc., Orchard Supply Hardware Stores Corporation and Buttrey Food and Drug Stores Company.

EXECUTIVE OFFICERS OF THE COMPANY

     Reference is made to 'Executive Officers of the Company' in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. For fiscal year 1994, Mr. Doran, who was elected as a director of the Company on August 1, 1994, inadvertently effected a late filing of his Form 3 report. Such report was filed on February 13, 1995. All reportable transactions for all directors and officers are now properly reflected in their most recent filings under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers of the Company for the last three completed fiscal years.

SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                               COMPENSATION
                                                   ANNUAL COMPENSATION         -------------
                                               ----------------------------      NUMBER OF       ALL OTHER
        NAME AND PRINCIPAL POSITION            YEAR     SALARY      BONUS      STOCK OPTIONS    COMPENSATION
- - --------------------------------------------   ----    --------    --------    -------------    ------------

Louis A. Guzzetti, Jr. .....................   1994    $401,500    $207,000              0        $ 29,184(1)
  Chief Executive Officer                      1993     390,750           0        168,000          20,786(2)
                                               1992     367,750           0              0          20,171(3)

Aarne Anderson .............................   1994     142,100      56,500              0          11,368(1)
  Vice President, Taxes                        1993     137,812           0         32,500          11,270(2)
                                               1992     129,562           0              0          11,144(3)

Jerrold I. Dolinger ........................   1994     161,750      80,000              0          12,587(1)
  Vice President, Corporate Development        1993     155,625           0         56,000          22,291(2)(4)
                                               1992     144,438           0              0          22,542(3)(4)

George E. Fuehrer ..........................   1994     177,625      85,600              0           8,932(1)
  Senior Vice President, Planning              1993     172,000           0         76,000           8,615(2)
                                               1992     161,000           0              0           9,074(3)

James C. Hull ..............................   1994     192,250      84,000              0          18,612(1)
  Vice President and Chief Financial Officer   1993     187,312           0         16,000          18,360(2)
                                               1992     177,188           0              0          18,737(3)

- - ------------

(1) Includes Company contributions to accounts in the EnviroSource, Inc. Savings Plan, as follows: Mr. Guzzetti, $9,000; Mr. Anderson, $4,263; Mr. Dolinger, $4,500; and Mr. Hull, $9,000; Company contributions to accounts in the EnviroSource, Inc. Profit Sharing Plan, as follows: Mr. Guzzetti, $7,500; Mr. Anderson, $7,105; Mr. Dolinger, $7,500; Mr. Fuehrer, $7,500; and Mr. Hull, $7,500; and Company contribution to accounts in the EnviroSource, Inc. Supplemental Executive Retirement Plan, as follows: Mr. Guzzetti, $12,684; Mr. Dolinger, $587; Mr. Fuehrer, $1,432 and Mr. Hull, $2,112.

(2) Includes Company contributions to accounts in the EnviroSource, Inc. Savings Plan, as follows: Mr. Guzzetti, $8,994; Mr. Anderson, $4,372; Mr. Dolinger, $4,497; and Mr. Hull, $8,994; and Company contributions to accounts in the EnviroSource, Inc. Profit Sharing Plan as follows: Mr. Guzzetti, $11,792; Mr. Anderson, $6,898; Mr. Dolinger, $7,794; Mr. Fuehrer, $8,615; and Mr. Hull, $9,366.

(3) Includes Company contributions to accounts in the EnviroSource, Inc. Savings Plan, as follows: Mr. Guzzetti, $8,728; Mr. Anderson, $3,898; Mr. Dolinger, $4,347; and Mr. Hull, $8,728; and Company contributions to accounts in the EnviroSource, Inc. Profit Sharing Plan as follows: Mr. Guzzetti, $11,443; Mr. Anderson, $7,246; Mr. Dolinger, $8,195; Mr. Fuehrer, $9,074; and Mr. Hull, $10,009.

(4) Includes $10,000 of loan forgiveness. See 'Employee Loans'.

                            ------------------------

     In February 1995, the Compensation Committee granted stock options to each of the named executive officers in recognition of their accomplishments during 1994 in the following amounts: Mr. Guzzetti, 106,640; Mr. Anderson, 13,330; Mr. Dolinger, 24,000; Mr. Fuehrer, 26,660; and Mr. Hull, 21,330.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth the number and value at December 31, 1994 of all exercisable and unexercisable options held by the Chief Executive Officer and the other four most highly compensated executive officers of the Company under the Company's Incentive Stock Option Plan and the 1993 Stock Option Plan. In 1994 none of the named executive officers exercised any options.

                                                                                  NUMBER OF
                                                                                 SECURITIES          VALUE OF
                                                                                 UNDERLYING        UNEXERCISED
                                                                                 UNEXERCISED       IN-THE-MONEY
                                                                               OPTIONS/SARS AT     OPTIONS/SARS
                                                                                 FY-END (#)       AT FY-END ($)
                                                                               ---------------    --------------
                                                                                EXERCISABLE/       EXERCISABLE/
                                    NAME                                        UNEXERCISABLE     UNEXERCISABLE(1)
- - ----------------------------------------------------------------------------   ---------------    --------------
Louis A. Guzzetti, Jr. .....................................................   136,600/146,400    $14,580/$9,720
Aarne Anderson..............................................................     25,000/30,000       4,860/3,240
Jerrold I. Dolinger.........................................................     43,200/52,800       9,720/6,480
George E. Fuehrer...........................................................     72,200/68,800       9,720/6,480
James C. Hull...............................................................     23,200/22,800       9,720/6,480

- - ------------

(1) The value of unexercised in-the-money options represents the difference between the fair market value of the underlying securities as of December 31, 1994 and the exercise price of such options.

DIRECTORS' COMPENSATION

     The Company pays each director other than Mr. Guzzetti and general partners or employees of FS&Co. an annual fee of $15,000 (payable in four equal quarterly installments). In addition, the Company pays the reasonable expenses of each director in connection with his attendance at each meeting of the Board of Directors or any committee thereof. In connection with their election in February 1992 as directors of the Company, each of Mr. Caldiero and Mr. Miller was granted an option to purchase 20,000 shares of Common Stock of the Company at an exercise price of $2.625 per share, which became exercisable in September 1993 and expires in March 2002. Pursuant to its terms, Mr. Miller's option would have expired 90 days after his resignation in May 1993. In connection with his re-election to the Board of Directors in August 1993, the Company amended Mr. Miller's option to provide that his option will remain in effect, as if he had not resigned, during the period from May 13, 1993 until such re-election. On August 5, 1993, Mr. Askins was granted an option to purchase 20,000 shares of Common Stock of the Company at an exercise price of $4.25 per share, which becomes exercisable in August 1995 and expires in August 2003. On November 1, 1993, the Company granted an option to purchase 20,000 shares of Common Stock of the Company to Mr. Seder at an exercise price of $4.25 per share, which becomes exercisable in November 1995 and expires in November 2003. Mr. Seder's previously issued option to purchase 20,000 shares of Common Stock at an exercise price of $7.75 was terminated at the same time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Company's records and other information obtained by the Company from outside sources indicate that as of April 1, 1995, unless otherwise stated, the following persons were the beneficial owners of more than 5% of the outstanding shares of the Common Stock of the Company.

                                                                            NUMBER OF
                                                                              SHARES
                    NAME AND ADDRESS                                       BENEFICIALLY      PERCENT
                 OF BENEFICIAL OWNER(1)                        CLASS          OWNED          OF CLASS
- - --------------------------------------------------------   -------------   ------------      --------

FS Equity Partners II, L.P.
  c/o Freeman Spogli & Co.(2) ..........................   Common Stock   20,227,325(3)        49.1%
  11100 Santa Monica Blvd.
  Suite 1900
  Los Angeles, CA 90025
The IBM Retirement Plan Trust Fund .....................   Common Stock    2,823,548(4)         7.0%
  262 Harbor Place
  Stamford, CT 06904-2399

                                                        (footnotes on next page)

(footnotes from previous page)

(1) To the best of the Company's knowledge, except as otherwise provided herein, the persons named in the table have sole voting and investment power with respect to all shares of equity securities shown as beneficially owned by them.

(2) FS&Co., as general partner of FSEP, has the sole power to vote and dispose of such shares. Messrs. Roth, Rullman, Simmons and Spogli, each of whom is a director of the Company, and Bradford M. Freeman and William M. Wardlaw are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the shares of the Company's capital stock indicated as beneficially owned by FSEP.

(3) Includes 1,123,179 shares issuable upon exercise of warrants held by FSEP.

(4) Includes 156,794 shares issuable upon exercise of warrants held by The IBM Retirement Plan Trust Fund (the 'IBM Trust').

SECURITY OWNERSHIP OF MANAGEMENT

     As of April 1, 1995, the following directors, executive officers and all directors and officers as a group, were the beneficial owners of shares of Common Stock of the Company.

                                                                       EQUITY SECURITIES OF THE COMPANY
                                                                           BENEFICIALLY OWNED AS OF
                                                                               APRIL 1, 1995(1)
                                                                  -------------------------------------------
                                                                                  NUMBER OF          PERCENT
                NAME AND POSITION WITH COMPANY                        CLASS         SHARES           OF CLASS
- - ---------------------------------------------------------------   -------------   ----------         --------
Class A Directors
     Louis A. Guzzetti, Jr., President and Chief Executive
       Officer.................................................   Common Stock       531,437(3)         1.3%
     Jeffrey G. Miller.........................................   Common Stock        20,000(3)        *
     Jon D. Ralph..............................................        --             --               --

Class B Directors
     Wallace B. Askins.........................................   Common Stock        16,356           *
     John M. Roth(2)...........................................   Common Stock    20,227,325(4)        49.1%
     Arthur R. Seder, Jr. .....................................   Common Stock        10,000           *
     J. Frederick Simmons(2)...................................   Common Stock    20,227,325(4)        49.1%

Class C Directors
     Raymond P. Caldiero.......................................   Common Stock        20,000(3)        *
     Mark J. Doran.............................................        --             --               --
     Charles P. Rullman, Jr.(2)................................   Common Stock    20,227,325(4)        49.1%
     Ronald P. Spogli, Chairman of the Board(2)................   Common Stock    20,227,325(4)        49.1%
Other Four Most Highly Compensated Executive Officers
     Aarne Anderson............................................   Common Stock        47,636(3)        *
     Jerrold I. Dolinger.......................................   Common Stock       100,013(3)(5)     *
     George E. Fuehrer.........................................   Common Stock       127,354(3)        *
     James C. Hull.............................................   Common Stock        69,180(3)        *

All directors and officers as a group (18 persons).............   Common Stock    21,291,007(6)        51.2%

- - ------------

*  Less than 1%

(1) Unless otherwise disclosed, the persons named in the table have sole voting and investment power with respect to all shares of equity securities shown as beneficially owned by them.

(2) All shares shown as beneficially owned are held of record by FSEP. As general partner of FSEP, FS&Co. has the sole power to vote and dispose of such shares. Messrs. Roth, Rullman, Simmons and Spogli, each of whom is a director of the Company, are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the shares of the Company's Common Stock indicated as beneficially owned by each of them.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(3) Includes (i) shares for which options under EnviroSource's Incentive Stock Option Plan, EnviroSource's 1993 Stock Option Plan or otherwise are exercisable within 60 days, as follows: Mr. Guzzetti, 136,600 shares; Mr. Anderson, 25,000 shares; Mr. Dolinger, 43,200 shares; Mr. Fuehrer, 72,200 shares; Mr. Hull, 25,200 shares; and Messrs. Caldiero and Miller, 20,000 shares each; and (ii) shares held through the EnviroSource, Inc. Savings Plan and the EnviroSource, Inc. Profit Sharing Plan as of December 31, 1994, as follows: Mr. Anderson, 10,636 shares; Mr. Dolinger, 36,813 shares; Mr. Fuehrer, 25,004 shares; Mr. Guzzetti, 89,487 shares; and Mr. Hull, 42,480 shares.

(4) Includes 1,123,179 shares issuable upon exercise of warrants held by FSEP.

(5) Excludes 2,000 shares owned by members of Mr. Dolinger's immediate family as to which Mr. Dolinger disclaims beneficial ownership.

(6) Includes (i) 396,867 shares for which options under EnviroSource's Incentive Stock Option Plan, EnviroSource's 1993 Stock Option Plan or otherwise are exercisable within 60 days; (ii) 266,959 shares held through the EnviroSource, Inc. Savings Plan and the EnviroSource, Inc. Profit Sharing Plan as of December 31, 1994; (iii) 19,104,146 shares held of record by FSEP; and (iv) 1,123,179 shares issuable upon exercise of warrants held by FSEP. See footnote (2) for an explanation of the relationship between certain directors and FSEP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE FSC TRANSACTION

     In May 1993, the Company sold the equivalent of 13.3 million shares of Common Stock to an affiliate of FS&Co. and another investor (collectively, the 'Investors'). At the same time, the Investors purchased from The Dyson-Kissner-Moran Corporation ('DKM') and WM Financial Corporation ('WM
Financial') the following: (i) 5,636,568 shares of Common Stock, (ii) all 107,000 outstanding shares of Class H Preferred Stock, par value $.25 per share, all of which were immediately exchanged for 3,066,667 newly issued shares of Common Stock, and (iii) warrants to purchase 1,695,652 shares of Common Stock at exercise prices of $3.50 and $4.00 per share. FS&Co. sold a portion of the aforementioned securities to The IBM Retirement Plan Trust Fund (the 'IBM Trust'). As a result of these transactions, FS&Co. owns approximately 48% of the Common Stock of the Company.

MANAGEMENT AGREEMENT

     FS&Co. provides advice and assistance to the Company regarding corporate and financial planning and the development of business strategies. The Company does not pay FS&Co. a fee for such services but has agreed to reimburse FS&Co. for all expenses incurred in connection with such advice and assistance.

EMPLOYEE LOANS

     In 1986, the Company granted Mr. Guzzetti a loan of $500,000 (the '1986 Loan') bearing interest at 7.5% per annum and repayable in ten equal annual installments. The first three $50,000 annual installments were repaid in 1988, 1989 and 1990. In each of 1991 and 1992, the Company deferred the principal installment payment then due, extended the maturity of such loan by one year and loaned Mr. Guzzetti $26,250 to finance the payment of interest then due, represented by new notes bearing interest at 7.5% per annum. Effective March 31, 1993, the Company and Mr. Guzzetti agreed to amend the terms of the 1986 Loan to
(i) increase the principal amount of such loan by the amount of interest otherwise due on March 31, 1993, (ii) reduce the interest rate commencing April 1, 1993 to 6% per annum, payable annually half in cash and half by adding to the principal amount of the loan on each due date of such interest, (iii) provide for a lump sum payment of principal and accrued and unpaid interest thereon on March 31, 1998, in lieu of annual installment payments, (iv) require payment in full within 30 days of termination of employment and (v) provide for forgiveness of all outstanding amounts due in the event Mr. Guzzetti dies while still employed by the Company. The outstanding principal amount (including financed interest payments) of the 1986 Loan as of April 1, 1995 was $459,039.

     In connection with Common Stock purchases by certain executive officers of the Company in January 1989, the Company loaned $350,000 to Mr. Guzzetti, $90,000 to Mr. Anderson, $220,000 to Mr. Fuehrer, and $150,000 to Mr. Dolinger. All of such indebtedness bore interest payable annually at the annual rate of 8%, and its principal amount was payable on the earlier of January 13, 1994 or the date of such borrower's termination of employment with the Company. On each of April 1, 1991 and April 1, 1992, the Company agreed to increase the principal amount of such loans by the amount of interest payments then due. Effective April 1, 1993, the Company agreed to (i) increase the principal amount of such loans by the amount of interest payments otherwise due on April 1, 1993, (ii) extend the maturity of such loans to March 31, 1998, (iii) reduce the interest rate payable on such loans to 6% per annum, payable annually half in cash and half by adding to the principal amount of such loans on each due date of such interest, (iv) require payment in full of all outstanding amounts due under the loans, including accrued interest, within 30 days of termination of employment and (v) provide for forgiveness of all outstanding amounts due under the loans in the event of the officer's death while still employed by the Company. The aggregate principal amounts (including financed interest payments) of such loans as of April 1, 1995 were $467,750 for Mr. Guzzetti, $120,278 for Mr. Anderson, $294,015 for Mr. Fuehrer, and $200,465 for Mr. Dolinger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                                    ENVIROSOURCE, INC.
                                           .....................................
                                                       (REGISTRANT)

                                          By:          /s/ JAMES C. HULL
                                             ...................................
                                                       JAMES C. HULL
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER

Date: April 28, 1995