Form 10-Q
period 1995-03-31
ENVIROSOURCE INC
filed 1995-05-05
CIK 106752

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

The number of shares outstanding of the Registrant's Common Stock as of the close of business on April 1, 1995 was 40,098,559.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               EnviroSource, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                        March 31,      December 31,
                                                          1995             1994
                                                       -----------     ------------
                                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                              $ 10,181       $  8,389
  Accounts receivable, less allowance
    for doubtful accounts of $639
    and $616                                               42,063         45,865
  Other current assets                                      7,395          7,635
                                                         --------       --------
    Total current assets                                   59,639         61,889

Property, plant and equipment, at cost                    288,111        282,594
Less allowance for depreciation                           131,888        127,124
                                                         --------       --------
                                                          156,223        155,470

Goodwill, less amortization                               164,219        165,458

Landfill permits, less amortization                        22,466         22,739

Closure trust funds and deferred
  charges, less amortization                               25,319         25,573

Debt issuance costs, less amortization                      8,388          8,679

Other assets                                               11,092         10,370
                                                         --------       --------
                                                         $447,346       $450,178
                                                         ========       ========



           See Notes to Consolidated Condensed Financial Statements.

                               EnviroSource, Inc.
               CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                             (Dollars in thousands)

                                                        March 31,     December 31,
                                                          1995            1994
                                                       -----------    ------------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                                      $  12,808       $  15,713
  Salaries, wages and related benefits                    9,190          12,268
  Insurance obligations                                   7,861           8,113
  Estimated restructuring costs                           5,512           6,337
  Interest                                                6,754           1,543
  Other current liabilities                              19,864          17,146
  Current portion of debt                                14,089           9,044
                                                      ---------       ---------
      Total current liabilities                          76,078          70,164

Long-term debt                                          250,135         260,423

Other liabilities                                        63,661          63,674

Class G redeemable preferred stock                       31,801          31,396

Commitments and contingencies (Note D)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,098,559 shares issued and
    outstanding in 1995 and 40,093,759
    shares in 1994                                        2,005           2,005
  Capital in excess of par value                        162,585         162,573
  Accumulated deficit                                  (137,021)       (138,148)
  Stock purchase loans receivable from
    officers                                               (840)           (840)
  Canadian translation adjustment                        (1,058)         (1,069)
                                                      ---------       ---------
      Total stockholders' equity                         25,671          24,521
                                                      ---------       ---------

                                                      $ 447,346       $ 450,178
                                                      =========       =========



           See Notes to Consolidated Condensed Financial Statements.

                               EnviroSource, Inc.
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                          Three months ended
                                                               March 31,
                                                        ------------------------
                                                          1995           1994
                                                        --------       ---------
Revenues                                                $ 70,823       $ 58,423

Cost of revenues                                          53,753         44,374
Selling, general and administrative
  expenses                                                 7,459          7,794
                                                        --------       --------
Operating income                                           9,611          6,255
Interest income                                              282            306
Interest expense                                          (6,983)        (6,322)
                                                        --------       --------
Income before income taxes                                 2,910            239
Income tax expense:
  Taxes payable                                             (363)          (617)
  Federal taxes not payable in cash                         (972)           (92)
                                                        --------       --------
Net income (loss)                                          1,575           (470)
Preferred stock dividend requirements,
  reduced by $365 retirement gain in 1994                   (448)          (263)
                                                        --------       --------
Income (loss) applicable to common shares               $  1,127       $   (733)
                                                        ========       ========
Net income (loss) per share                             $    .03       $   (.02)
                                                        ========       ========


           See Notes to Consolidated Condensed Financial Statements.

                               EnviroSource, Inc.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             1995        1994
                                                           --------    ---------
OPERATING ACTIVITIES
Net income (loss)                                          $  1,575    $   (470)
Adjustments to reconcile income (loss) to
  cash provided by operations:
  Income tax expense not payable in cash                        972          92
  Depreciation                                                6,417       5,930
  Amortization                                                2,066       1,981
  Closure cost amortization and accruals                        646         491
  Restructuring costs                                          (475)     (1,001)
  Changes in working capital                                  6,573       3,766
  Other                                                         479       1,108
                                                           --------    --------
Cash provided by operating activities                        18,253      11,897
                                                           --------    --------

INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                                  (7,342)     (8,526)
  Proceeds from dispositions                                     66         133
Purchase of intangibles                                                  (2,948)
Landfill permit additions and closure
  expenditures                                                 (476)        (41)
Closure trust fund payments                                    (120)     (3,917)
Ongoing net cash flows related to
  IU acquisition                                             (2,528)      5,774
Other                                                          (735)       (911)
                                                           --------    --------
Cash used by investing activities                           (11,135)    (10,436)
                                                           --------    --------
FINANCING ACTIVITIES
Issuance of debt                                                          4,000
Debt repayment                                               (5,261)     (5,326)
Retirement of preferred stock                                   (42)     (3,405)
Sale of common stock                                             12           8
Other                                                           (35)
                                                           --------    --------
Cash used by financing activities                            (5,326)     (4,723)
                                                           --------    --------

CASH AND CASH EQUIVALENTS
  Increase (decrease) during the period                       1,792      (3,262)
  Beginning of year                                           8,389      10,582
                                                           --------    --------

  End of period                                            $ 10,181    $  7,320
                                                           ========    ========



           See Notes to Consolidated Condensed Financial Statements.



                               EnviroSource, Inc.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A.           BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The consolidated condensed balance sheet at December
31, 1994 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1994.

Per share amounts are based on the weighted average number of common shares outstanding and in 1995 the dilutive effect of stock options and warrants:
40,625,000  and  40,054,000  for the three months ended March 31, 1995 and 1994.
The Class G preferred stock was not dilutive.


NOTE B.           DEBT

At March 31, 1995, $21 million of revolving credit  borrowings were outstanding.
In April the Company elected to repay $9 million of these borrowings and, accordingly, classified this amount as a current liability as of March 31, 1995.
In the three months ended March 31, 1995, the Company repaid $4 million of revolving credit borrowings that was classified as a December 31, 1994 current liability.

The Company paid interest of $1.4 million and $.6 million during the three months ended March 31, 1995 and 1994, excluding $.1 million capitalized in 1994.


NOTE C.           INCOME TAXES

Income tax expense payable for the three months ended March 31, 1995 and 1994 consists of state and foreign income taxes. The Company paid income taxes, net of refunds, of $.3 million for both the three months ended March 31, 1995 and 1994.




NOTE D.           COMMITMENTS AND CONTINGENCIES

As of March 31, 1995, the Company has commitments to spend $10 million for equipment additions. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.2 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $3.4 million in late
1995 and $4 million in early 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity. The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At March 31, 1995, the Company was contingently liable for $11.7 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated condensed balance sheet.

In connection with IU International  Corporation's  ("IU's") 1985 disposition of
P-I-E Nationwide, Inc. ("PIE"), IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987. PIE commenced bankruptcy proceedings in 1990 and ceased making payments in respect of its self-insured claims. The Company's obligations for these claims aggregate an estimated $12 million at March 31, 1995, and currently require the Company to make payments of about $2 million annually. Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the amounts and timing are uncertain. Because sufficient liabilities are reflected in the consolidated condensed balance sheet and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at March 31, 1995 will not be adversely affected if the Company receives no proceeds from such liquidation.

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

The Company and its competitors and customers are subject to a complex, evolving array of  federal,  state  and  local  environmental  laws and  regulations.  In particular,  such  requirements not only can affect the demand for Treatment and
Disposal Services, but could also require the Company to incur significant costs for such matters as facility upgrading,  remediation or other corrective action, facility  closure and  post-closure  maintenance and monitoring.  It is possible that the future  imposition of such  requirements  could have a material adverse effect on the Company's  results of operations or financial  condition,  but the
Company  believes  that  the   consolidated   condensed   financial   statements
appropriately  reflect all presently known  compliance  costs in accordance with generally  accepted  accounting  principles.  Under  normal  circumstances,  the
Company would expect to be able to absorb increased  operating  compliance costs by increasing prices charged to customers.

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




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations



                                                 Three months
                                                    ended         1995 higher
                                                   March 31,       than 1994
                                                --------------     -------------
                                                1995     1994     Amount    %
                                                -----    -----    ------   ---
                                                     (Dollars in millions)
Revenues
     Industrial Environmental Services          $56.2    $48.5    $ 7.7    16%
     Treatment and Disposal Services             14.6      9.9      4.7    47
                                                -----    -----    -----
                                                $70.8    $58.4    $12.4    21
                                                =====    =====    =====

Gross Profit
     Industrial Environmental Services          $14.7    $12.4    $ 2.3    19%
     Treatment and Disposal Services              2.4      1.7      0.7    41
                                                -----    -----    -----
                                                $17.1    $14.1    $ 3.0    21
                                                =====    =====    =====

Operating Income
     Industrial Environmental Services          $10.5    $ 8.2    $ 2.3    28%
     Treatment and Disposal Services               .5      (.5)     1.0     -
     Corporate headquarters                      (1.4)    (1.4)
                                                -----    -----    -----
                                                $ 9.6    $ 6.3    $ 3.3    52
                                                =====    =====    =====


     Industrial Environmental Services revenues increased due to the higher production volumes of steel mill customers, significant improvements in the aluminum industry that resulted in increased prices and volume, and an increased supply of used beverage cans for recycling at our Idaho facility. Treatment and Disposal Services revenues increased primarily because of 1995 billings for equipment installations under a long-term contract to design and supply a scrubber sludge stabilization system for an electric utility.

     Industrial Environmental Services gross profit increased for the same reasons as the revenue increase discussed above. Treatment and Disposal Services' gross profit improvement was due to profit on a long-term stabilization system contract that commenced in the middle of 1994. Continuation of current profit levels from such long-term contracts will depend upon the Company's ability to secure additional contracts for the second half of 1995 and beyond. Increased volume and reduced pricing resulted in landfilling profits that were level with 1994.

     A $.3 million overall decrease in selling, general and administrative expenses, together with the $3 million gross profit increase, improved first quarter operating income by $3.3 million. Headcount reductions subsequent to the first quarter of

1994 reduced Industrial Environmental Services' ongoing selling, general and administrative costs by $.4 million in 1995. A $.4 million 1995 provision for additional Industrial Environmental Services severance costs was offset by a Treatment and Disposal Services gain resulting from the sale of its prospective Pennsylvania landfill site, designated for disposal as part of the Company's 1993 restructuring, for more than previously estimated.

     Interest expense increased $.7 million, primarily due to higher average debt levels.

     Due to the factors described above, 1995 net income was $1.6 million compared with a 1994 net loss of $.5 million.

     Class G preferred stock dividend requirements in 1995 were $.2 million lower than in 1994, due to the retirement of 100,800 shares in 1994. The 1994 quarter benefited from a $.4 million gain from retiring 30,000 shares of Class G preferred stock.


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

     The Company expects to spend approximately $25 to $30 million for capital expenditures in 1995, primarily for equipment additions. $7.3 million was spent through March 31, 1995 and the Company is committed for an additional $10 million.

     Treatment and Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. The Company estimates its future trust fund payments as follows: for the Idaho landfill, approximately $1.2 million annually through 1998; and for the Ohio landfill, approximately $3.4 million in late 1995 and $4 million in early 1996.

     The consolidated condensed balance sheet reflects negative working capital of $16.4 million at March 31, 1995, due to $5.5 million of estimated restructuring costs and $10.4 million of estimated IU acquisition obligations, both of which are unrelated to ongoing operations. After payment of $9.5 million in the last three quarters of 1995, estimated annual IU payments are expected to decline to approximately $3 million in 1996 and gradually thereafter to less than $2 million by 1999. Also included in current liabilities is $9 million of bank revolving credit borrowings that the Company elected to repay in April 1995.

     The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by its bank credit facility. The bank credit facility, as amended, permits the Company to redeem (including accumulated dividends) or retire additional shares of its Class G preferred stock with up to $2.4 million in cash at any time. Subject to a test that requires improved financial performance, this limit on additional Class G retirements increases to $23.7 million. The facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the Class G preferred stock outstanding at December 31, 1994 would require $34.1 million in 1996, assuming no dividends are paid earlier.

     On March 15, 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU prior to the Company's acquisition of IU in 1988 (see Note D). The Company believes no such claim would be warranted and, if asserted, would contest any such claim vigorously. However, under the Multiemployer Pension Plan Amendments Act of 1980, a federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. The Company believes it will ultimately prevail on the issues. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. The ultimate outcome could, however, result in a charge that is material to results of operations or cash flows in a single accounting period.

     Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements through the term of the bank facility, as well as provide funds to retire a portion of the Company's Class G preferred stock. The Company expects to refinance the balance of the Class G preferred stock.

     The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. At March 31, 1995, $21 million of revolving credit borrowings ($9 million of which was repaid in April) and $11.7 million of standby letters of credit were outstanding.

     Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such matters have not had and are not expected to have a material impact on the Company's business. Environmental compliance is discussed in Note D.

                          PART II - OTHER INFORMATION


Item 3. Defaults Upon Senior Securities.

     The Company's bank credit facility prohibits the Company from declaring and paying dividends on its Class G $7.25 Cumulative Convertible Preferred Stock (the "Class G Stock") until July 15, 1998. The Company has omitted regular quarterly dividends since October 1990 on the Class G Stock. The total amount of unpaid dividends on the outstanding shares of the Class G Stock is currently approximately $8.3 million.


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

  2.3 - Agreement and Plan of Merger, dated as of November 26, 1991, by and among the Company, Envirosafe Services, Inc. and ESI Merger Co.
          (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, filed on January 24, 1992 (File No. 33-45270).

  3.1 - Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1- 1363)).

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

  3.4 - Certificate of Designation of Shares of Class H Cumulative Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1987 (File No. 1- 1363)).

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

  3.7 - Certificate of Designation of Shares of Class I Preferred Stock, Series C of the Company (incorporated herein by reference to Exhibit
          3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1- 1363)).

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

  4.12 - Third Amendment to the Credit Agreement, dated as of January 13, 1995, among the Company, International Mill Service, Inc., the banks parties thereto,

          Chemical Bank, Banque Paribas and Credit Lyonnais New York Branch, as Co-Agents, and Chemical Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

  4.13 - Warrants to purchase 244,445 shares of Common Stock issued to Chemical Bank, NCNB Texas National Bank, Banque Paribas, and National Bank of Canada (incorporated herein by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed October 31, 1991 (File No. 33-42381)).

  4.14 - Loan Agreement between the Industrial Development Corporation of Owyhee County, Idaho and Envirosafe Services of Ohio, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994, dated as of June 1, 1994, and related agreements. (The Company agrees to furnish a copy of such agreements to the Commission upon request).

 10.1 - EnviroSource, Inc. Stock Option Plan for Non-Affiliated Directors, dated as of January 1, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

 10.2 - Stock Option Agreement, dated January 1, 1995, between the Company and Arthur R. Seder, Jr. (incorporated herein by reference to Exhibit
          10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

 10.3 - Stock Option Agreement, dated January 1, 1995, between the Company and Wallace B. Askins (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

 10.4 - Stock Option Agreement, dated January 1, 1995, between the Company and Raymond P. Caldiero (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

 10.5 - Stock Option Agreement, dated January 1, 1995, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

 10.6 - Supplemental Executive Retirement Plan of the Company, effective January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

     (b)  Reports on Form 8-K.

     During the quarter ended March 31, 1995, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 5, 1995


                                             EnviroSource, Inc.



                                             By: James C. Hull
                                                 -------------------------
                                                 James C. Hull
                                                 Vice President and
                                                   Chief Financial Officer