Form 10-Q
period 1995-06-30
ENVIROSOURCE INC
filed 1995-08-08
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on July 31, 1995 was
40,194,244

                        PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                              EnviroSource, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands)

                                            June 30,       December 31,
                                             1995            1994
                                          -----------     -------------
                                          (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                 $   6,381    $   8,389
  Accounts receivable, less allowance
    for doubtful accounts of $748
    and $616                                   38,121       45,865
  Other current assets                          6,790        7,635
                                            ---------    ---------
    Total current assets                       51,292       61,889

Property, plant and equipment, at cost        294,542      282,594
Less allowance for depreciation               137,696      127,124
                                           ----------    ---------
                                              156,846      155,470

Goodwill, less amortization                   162,981      165,458

Landfill permits, less amortization            22,500       22,739

Closure trust funds and deferred
  charges, less amortization                   25,152       25,573

Debt issuance costs, less amortization          8,084        8,679

Other assets                                   11,795       10,370
                                           ----------   ----------
                                           $  438,650   $  450,178
                                           ==========   ==========

Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
              CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                            (Dollars in thousands)


                                       June 30,       December 31,
                                         1995             1994
                                      -----------     ------------
                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables                            $ 10,527     $  15,713
  Salaries, wages and related benefits         9,011        12,268
  Insurance obligations                        8,123         8,113
  Estimated restructuring costs                4,114         6,337
  Interest                                     1,338         1,543
  Other current liabilities                   15,357        17,146
  Current portion of debt                      5,205         9,044
                                           ---------     ---------
      Total current liabilities               53,675        70,164

Long-term debt                               259,847       260,423

Other liabilities                             64,261        63,674

Class G redeemable preferred stock            32,255        31,396

Commitments and contingencies (Note C)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,168,905 shares issued and
    outstanding in 1995 and 40,093,759
    shares in 1994                             2,008         2,005
  Capital in excess of par value             162,582       162,573
  Accumulated deficit                       (134,162)     (138,148)
  Stock purchase loans receivable from
    officers                                    (840)         (840)
  Canadian translation adjustment               (976)       (1,069)
                                          -----------   -----------
      Total stockholders' equity              28,612        24,521
                                          -----------   -----------
                                          $  438,650    $  450,178
                                          ===========   ===========

See Notes to Consolidated Condensed Financial Statements.

                                EnviroSource, Inc.
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amounts)


                               Three months ended   Six months ended
                                     June 30,            June 30,
                               ------------------   ----------------
                                 1995      1994      1995       1994
                               --------  --------   -------   ------
Revenues                       $66,533   $63,458   $137,356  $121,881

Cost of revenues                49,393    45,735    103,146    90,109
Selling, general and
  administrative expenses        5,957     8,448     13,416    16,242
                              --------   -------   --------  --------
Operating income                11,183     9,275     20,794    15,530

Interest income                    295       235        577       541

Interest expense                (6,792)   (6,176)   (13,775)  (12,498)
                              ---------  -------   --------  --------
Income before income taxes       4,686     3,334      7,596     3,573

Income tax expense:
  Taxes payable                   (326)     (603)      (689)   (1,220)
  Federal taxes not
    payable in cash             (1,047)     (415)    (2,019)     (507)
                              --------   -------   --------   -------
Net income                       3,313     2,316      4,888     1,846

Preferred stock dividend
  requirements, reduced by
  retirement gains of $158
  and $523 in 1994                (454)     (431)      (902)     (694)
                               -------   -------   --------   -------
Income applicable
  to common shares             $ 2,859   $ 1,885   $  3,986  $  1,152
                               =======   =======   ========  ========

Net income per share           $   .07   $   .05   $    .10  $    .03
                               =======   =======   ========  ========

See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                                 Six months ended
                                                     June 30,
                                              ---------------------
                                                 1995        1994
                                              --------    ---------
OPERATING ACTIVITIES
Net income                                    $  4,888   $   1,846
Adjustments to reconcile net income to
  cash provided by operations:
  Income tax expense not payable in cash         2,019         507
  Depreciation                                  12,597      11,895
  Amortization                                   4,015       4,053
  Closure cost amortization and accruals         1,078       1,213
  Restructuring costs                           (2,077)     (2,601)
  Changes in working capital                      (262)     (2,177)
  Other                                             98       2,282
                                              --------    --------
Cash provided by operating activities           22,356      17,018
                                              --------    --------
INVESTING ACTIVITIES
Property, plant and equipment additions        (14,577)    (22,800)
Purchase of intangibles                                     (2,948)
Landfill permit additions and closure
  expenditures                                    (189)       (160)
Closure trust fund payments                       (282)     (4,178)
Ongoing net cash flows related to
  IU acquisition                                (3,768)        616
Other                                           (1,043)     (2,741)
                                            ----------   ---------
Cash used by investing activities              (19,859)    (32,211)
                                            ----------   ---------
FINANCING ACTIVITIES
Issuance of debt                                11,100      17,500
Debt issuance costs                                           (579)
Debt repayment                                 (15,551)     (6,521)
Retirement of preferred stock                      (42)     (4,208)
Sale of common stock                                12           8
Other                                              (24)
                                            ----------   ---------
Cash (used) provided by financing activities    (4,505)      6,200
                                            ----------   ---------
CASH AND CASH EQUIVALENTS
  Decrease during the period                    (2,008)     (8,993)
  Beginning of year                              8,389      10,582
                                            ----------   ---------
  End of period                               $  6,381   $   1,589
                                            ==========   =========

See Notes to Consolidated Condensed Financial Statements.

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation
have been included.   Operating  results  for the three and six
month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The consolidated condensed balance sheet at December 31, 1994 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B.  OTHER INFORMATION

Per share amounts are based on the weighted average number of common shares outstanding and the dilutive effect of stock options and warrants: 40,668,000 and 40,357,000 for the three months ended June 30, 1995 and 1994, 40,566,000 and 40,447,000 for the six months then ended. The Class G preferred stock was not dilutive.

At June 30, 1995, $22 million of revolving credit borrowings were outstanding. In the six months ended June 30, 1995, the Company repaid $4 million of revolving credit borrowings that was classified as a December 31, 1994 current liability.

The Company paid interest of $13.3 million and $11.8 million during the six months ended June 30, 1995 and 1994, excluding $.4 million capitalized in 1994.

Income tax expense payable for the six months ended June 30, 1995 and 1994 consists of state and foreign income taxes. In the six months ended June 30, 1995 and 1994, the Company made cash income tax payments, net of refunds, of $.8 million and $1.1 million.

NOTE C.  COMMITMENTS AND CONTINGENCIES

As of June 30, 1995, the Company has commitments to spend $9 million for equipment additions. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.2 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $3.4 million in late 1995 and $4 million in early 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity. The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At June 30, 1995, the Company was contingently liable for $8.9 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated condensed balance sheet.

In connection with IU International Corporation's ("IU's") 1985 disposition of P-I-E Nationwide, Inc. ("PIE"), IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987. PIE commenced bankruptcy proceedings in 1990 and ceased making payments in respect of its self-insured claims.
The Company's obligations for these claims aggregate an estimated $12 million at June 30, 1995, and currently require the Company to make payments of about $2 million annually. Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the amounts and timing are uncertain. Because sufficient liabilities are reflected in the consolidated condensed balance sheet and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at June 30, 1995 will not be adversely affected if the Company receives no proceeds from such liquidation.

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

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such requirements not only can affect the demand for Treatment & Disposal Services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of such requirements could have a material adverse effect on the Company's results of operations or financial condition, but the Company believes that the consolidated condensed financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Under normal circumstances, the Company would expect to be able to absorb increased operating compliance costs by increasing prices charged to customers.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations for the Three Months Ended June 30

                                Three months          1995
                                  ended           higher (lower)
                                 June 30,           than 1994
                             ---------------     ----------------
                               1995    1994        Amount    %
                             -------- ------     --------  ------
                                 (Dollars in thousands)
Revenues
    Industrial Environmental
         Services           $ 57,000  $ 51,210   $  5,790    11%
    Treatment & Disposal
         Services              9,533    12,248     (2,715)  -22
                            --------  --------   --------
                            $ 66,533  $ 63,458   $  3,075     5
                            ========  ========   ========
Gross Profit
    Industrial Environmental
         Services           $ 15,677  $ 14,351   $  1,326     9%
    Treatment & Disposal
         Services              1,463     3,372     (1,909)  -57
                            --------  --------   --------
                            $ 17,140  $ 17,723   $   (583)   -3
                            ========  ========   ========
Operating Income
    Industrial Environmental
         Services           $ 11,931  $  9,919   $  2,012    20%
    Treatment & Disposal
         Services                135       869       (734)  -84
    Corporate headquarters      (883)   (1,513)       630    42
                            --------  --------   --------
                            $ 11,183  $  9,275   $  1,908    21
                            ========  ========   ========

    Industrial Environmental Services revenues increased primarily due to the start-up of a new dross plant in Utah and high production volumes resulting from generally favorable conditions in the aluminum and steel industries. Treatment & Disposal Services revenue decreased due to a reduction in landfill disposal volume, particularly from hazardous waste clean-up projects, and to a lesser extent reduced pricing for such clean-up projects.

    Industrial Environmental Services' gross profit improvements paralleled the revenue increases except for a modest start-up loss at the new Utah plant. Treatment & Disposal Services' gross profit decline was due to the lower landfill volume and prices, partially offset by increased profits from a long-term contract to design and supply a scrubber sludge stabilization system for an electric utility, which is in its final stages. Continuation of current profit levels from such long-term contracts will depend upon the Company's ability to secure additional contracts in the second half of 1995 and beyond.

    Selling, general and administrative expenses were $2.5 million lower in 1995. Industrial Environmental Services' costs were down by $.7 million in 1995 due primarily to headcount reductions in the second half of 1994. Treatment & Disposal Services' $1.2 million improvement resulted from headcount reductions, lower sales commissions and marketing costs, and the reduction of an allowance for collectability of a receivable. Corporate headquarters costs were reduced by $.6 million, including $.8 million due to favorable settlements of obligations related to the 1988 acquisition of IU International Corporation ("IU"), principally $2.6 million of insurance obligations, partially offset by additional provisions for other disputed matters related to the IU acquisition. After taxes, the $.8 million of IU acquisition liability adjustments amounted to $.01 per share.

    Interest expense increased $.6 million, primarily due to higher average debt levels and because $.2 million of interest was capitalized in 1994 with no comparable amount in 1995.

    Income tax expense increased $.4 million because of higher earnings at the incremental 35% federal tax rate, partially offset by lower state taxes payable.

    Due to the factors described above, 1995 net income was $3.3 million compared with $2.3 million in 1994.

    Class G preferred stock dividend requirements in 1995 were $.2 million lower than in 1994, due to the retirement of 63,300 shares in the second half of 1994. The 1994 second quarter benefited from a $.2 million gain from retiring 7,500 shares of Class G preferred stock.

Results of Operations for the Six Months Ended June 30

                               Six months              1995
                                 ended           higher (lower)
                                June 30             than 1994
                            ------------------   ---------------
                              1995     1994      Amount     %
                            --------- --------   ------   ------
                                 (Dollars in thousands)
Revenues
    Industrial Environmental
         Services           $113,182  $ 99,711   $ 13,471    14%
    Treatment & Disposal
         Services             24,174    22,170      2,004     9
                            --------  --------   --------
                            $137,356  $121,881   $ 15,475    13
                            ========  ========   ========
Gross Profit
    Industrial Environmental
         Services           $ 30,388  $ 26,746   $  3,642    14%
    Treatment & Disposal
         Services              3,822     5,026     (1,204)  -24
                            --------  --------   --------
                            $ 34,210  $ 31,772   $  2,438     8
                            ========  ========   ========
Operating Income
    Industrial Environmental
         Services           $ 22,473  $ 18,139   $  4,334    24%
    Treatment & Disposal
         Services                659       327        332   102
    Corporate headquarters    (2,338)   (2,936)       598    20
                            --------  --------   --------
                            $ 20,794  $ 15,530   $  5,264    34
                            ========  ========   ========

    Industrial Environmental Services revenues increased for the reasons outlined in the three month discussion above. Treatment & Disposal Services revenues increased primarily because of 1995 billings for equipment installations under a long-term contract to design and supply a scrubber sludge stabilization system for an electric utility. This increase was partially offset by reduced landfilling prices for hazardous waste clean-up projects.

    Industrial Environmental Services' gross profit improvements paralleled the revenue increases except for a modest start-up loss at the new Utah plant. Treatment & Disposal Services' gross profit reduction was due to lower landfilling prices, partially offset by improved profits from other services and the long-term stabilization system contract, as set forth in the three month discussion above.

    Selling, general and administrative expenses were $2.8 million lower in 1995 for the reasons outlined in the three month discussion. These reductions and the net improvements in gross profit resulted in $5.3 million higher operating income. A $.4 million first quarter 1995 provision for additional Industrial Environmental Services severance costs was offset by a Treatment & Disposal Services gain resulting from the sale of its prospective Pennsylvania landfill site, designated for disposal as part of the Company's 1993 restructuring, for more than previously estimated.

    Interest expense increased $1.3 million, primarily due to higher average debt levels and because $.4 million of interest was capitalized in 1994 with no comparable amount in 1995.

    Income tax expense increased $1 million because of higher earnings at the incremental 35% federal tax rate, partially offset by lower state taxes payable.

    Due to the factors described above, 1995 net income was $4.9 million compared with $1.8 million in 1994.

    Class G preferred stock dividend requirements in 1995 were $.3 million lower than in 1994, due to the retirement of 63,300 shares in the second half of 1994. The 1994 period benefited from a $.5 million gain from retiring 37,500 shares of Class G preferred stock.

Federal Taxes Not Payable in Cash

    Income tax expense for the first six months of 1995 includes $2 million of federal tax expense that will never be paid in cash. This unusual situation occurs because of the origins of most of the Company's tax loss carryforwards and other deferred tax assets.

    As described further in the Company's 1994 Annual Report on Form 10-K, the Company has substantial federal income tax net operating loss carryforwards, together with additional deferred tax assets, that will become available to reduce future income taxes as the underlying book/tax differences become deductible for tax purposes. To the extent that the Company's deferred tax assets arose either prior to its 1983 reorganization or from its 1988 IU acquisition, the Company is required to charge income tax expense and credit the tax benefits from utilizing these deferred tax assets to either capital in excess of par value or goodwill. However, the resulting income tax expense will never be paid in cash; this amounted to $2 million or $.05 per share in the first six months of 1995.

    Because it has very substantial federal income tax net operating loss carryforwards and other deferred tax assets, the Company expects to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, it expects to utilize its remaining deferred tax assets to reduce substantially its federal income tax payments for several years thereafter.


Liquidity and Capital Resources

    The Company's liquidity requirements arise primarily from the funding of its capital expenditures, Treatment & Disposal Services trust fund payments, working capital needs and debt service obligations. The Company must also fund the remaining costs of its 1993 restructuring. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

    The Company expects to spend approximately $30 million for capital expenditures in 1995, primarily for equipment additions.
$14.6 million was spent through June 30, 1995 and the Company is committed for an additional $9 million.

    Treatment & Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. The Company estimates its future trust fund payments as follows: for the Idaho landfill, approximately $1.2 million annually through 1998; and for the Ohio landfill, approximately $3.4 million in late 1995 and $4 million in early 1996.

    The consolidated condensed balance sheet reflects negative working capital of $2.4 million at June 30, 1995, due entirely to $4.1 million of estimated restructuring costs and $10.1 million of estimated IU acquisition obligations, both of which are unrelated to ongoing operations. After payment of approximately $8 million in the second half of 1995, estimated annual IU payments are expected to decline to approximately $3 million in 1996 and gradually thereafter to less than $2 million by 1999.

    The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by its bank credit facility. The bank credit facility, as amended, permits the Company to redeem (including accumulated dividends) or retire additional shares of its Class G preferred stock with up to $2.4 million in cash at any time. Subject to a test that requires improved financial performance, this limit on additional Class G retirements increases to $23.7 million. The facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the Class G preferred stock outstanding at June 30, 1995 would require $34.1 million in 1996, assuming no dividends are paid earlier.

    On March 15, 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU prior to the Company's acquisition of IU in 1988 (see Note C). The Company believes no such claim would be warranted and, if asserted, would contest any such claim vigorously. However, under the Multiemployer Pension Plan Amendments Act of 1980, a federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. The Company believes it will ultimately prevail on the issues.
If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. The ultimate outcome could, however, result in a charge that is material to results of operations or cash flows in a single accounting period.

    Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements through the term of the bank facility, as well as provide funds to retire a portion of the Company's Class G preferred stock. The Company expects to refinance the balance of the Class G preferred stock.

    The bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. At June 30, 1995, $22 million of revolving credit borrowings and $8.9 million of standby letters of credit were outstanding.

    Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such matters have not had and are not expected to have a material impact on the Company's business. Environmental compliance is discussed in Note C.

                        PART II - OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities.

          The Company's bank credit facility prohibits the Company from declaring and paying dividends on its Class G $7.25 Cumulative Convertible Preferred Stock (the "Class G Stock").
The Company has omitted regular quarterly dividends since October 1990 on the Class G Stock. The total amount of unpaid dividends on the outstanding shares of the Class G Stock is currently approximately $8.7 million.

Item 4.    Matters Submitted to a Vote of Security Holders.

            The Company's Annual Meeting of Stockholders was held at 10:00 a.m. on June 15, 1995. Three matters were acted upon at such meeting.

    a. Four Members of Class C of the Board of Directors were elected. The tabulation of the votes cast with respect to each such director is as follows:


         Raymond P.      Mark J.     Charles P.       Ronald P.
         Caldiero        Doran       Rullman, Jr.        Spogli

For      35,157,126     35,154,719     35,157,721    35,157,549
Against           0              0              0             0
Withheld    225,825        228,232        225,230       225,402
Abstain           0              0              0             0
Broker
  Non-Vote        0              0              0             0

     b.   The adoption of the EnviroSource, Inc. Stock Option
Plan for Non-Affiliate Directors was ratified and approved by the Company's stockholders. The votes cast with respect to this item were as follows: 34,457,733 for; 794,358 against; 113,999 abstain; 0 broker non-votes.

    c. The Company's selection of Ernst & Young as its independent public accountants for the fiscal year ending December 31, 1995 was ratified and approved by the Company's stockholders. The votes cast with respect to this item were as follows: 35,285,615 for; 49,133 against; 48,203 abstain; 0 broker non-votes.

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

   4.6 - Warrant to purchase shares of Common Stock of the Company issued to FS Equity Partners II, L.P., dated May 13, 1993 (incorporated herein by reference to Exhibit 4.30 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

   4.7 - Warrant to purchase shares of Common Stock of the Company issued to The IBM Retirement Plan Trust Fund, dated May 13, 1993 (incorporated herein by reference to Exhibit 4.31 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

   4.8 - Warrant to purchase shares of Common Stock of the Company issued to Enso Partners, L.P., dated May 13, 1993 (incorporated herein by reference to Exhibit
           4.32 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

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

  10.1 - EnviroSource, Inc. Stock Option Plan for Non-Affiliate Directors, dated as of January 1, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-
           1363)).

  10.2 - Stock Option Agreement, dated January 1, 1995, between the Company and Arthur R. Seder, Jr.
           (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-
           1363)).

  10.3 - Stock Option Agreement, dated January 1, 1995, between the Company and Wallace B. Askins
           (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-
           1363)).

  10.4 - Stock Option Agreement, dated January 1, 1995, between the Company and Raymond P. Caldiero
           (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-
           1363)).

  10.5 - Stock Option Agreement, dated January 1, 1995, between the Company and Jeffrey G. Miller
           (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-
           1363)).

  10.6  -  Supplemental Executive Retirement Plan of the
           Company, effective January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994 (File No. 1-1363)).

 (b)    Reports on Form 8-K.

        During the quarter ended June 30, 1995, the Company filed no Current Reports on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 1995


                              EnviroSource, Inc.



                              By: /s/ James C. Hull
                                  James C. Hull
                                  Vice President and
                                   Chief Financial
                                   Officer