Form 10-Q
period 1995-09-30
ENVIROSOURCE INC
filed 1995-11-09
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

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

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on October 31, 1995 was 40,194,244.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                              EnviroSource, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands)
[CAPTION]

                                          September 30, December 31,
                                              1995          1994
                                          ------------- ------------
                                           (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                 $   3,307    $   8,389
  Accounts receivable, less allowance
    for doubtful accounts of $800
    and $616                                   38,550       45,865
  Other current assets                          7,523        7,635
                                           ----------   ----------
      Total current assets                     49,380       61,889

Property, plant and equipment, at cost        278,519      282,594
  Less allowance for depreciation             120,303      127,124
                                           ----------   ----------
                                              158,216      155,470

Goodwill, less amortization                   161,743      165,458

Landfill permits, less amortization            22,442       22,739

Closure trust funds and deferred
  charges, less amortization                   25,391       25,573

Debt issuance costs, less amortization          7,897        8,679

Other assets                                   12,154       10,370
                                           ----------   ----------

                                           $  437,223   $  450,178
                                           ==========   ==========

See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
              CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                            (Dollars in thousands)

[CAPTION]

                                        September 30,    December 31,
                                            1995            1994
                                        -------------    ------------
                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                            $ 11,201     $  15,713
  Salaries, wages and related benefits         9,541        12,268
  Insurance obligations                        8,117         8,113
  Estimated restructuring costs                2,245         6,337
  Interest                                     6,994         1,543
  Other current liabilities                   11,918        17,146
  Current portion of debt                      4,806         9,044
  Class G redeemable preferred stock
    due July 15, 1996                         32,709
                                          ----------    ----------
      Total current liabilities               87,531        70,164

Long-term debt                               256,970       260,423

Other liabilities                             61,314        63,674

Class G redeemable preferred stock                          31,396

Commitments and contingencies (Note C)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,194,244 shares issued and
    outstanding in 1995 and 40,093,759
    shares in 1994                             2,010         2,005
  Capital in excess of par value             162,580       162,573
  Accumulated deficit                       (131,477)     (138,148)
  Stock purchase loans receivable from
    officers                                    (840)         (840)
  Canadian translation adjustment               (865)       (1,069)
                                          ----------    ----------
      Total stockholders' equity              31,408        24,521
                                          ----------    ----------

                                           $ 437,223    $  450,178
                                           =========    ==========


See Notes to Consolidated Condensed Financial Statements.

                                EnviroSource, Inc.
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amounts)

[CAPTION]

                              Three months ended    Nine months ended
                                September 30,         September 30,
                              ------------------    -----------------
                                 1995      1994      1995       1994
                               -------   -------    -------    -------

Revenues                       $64,822   $66,001   $202,178  $187,882

Cost of revenues                47,529    47,443    150,675   137,552
Selling, general and
  administrative expenses        5,997     7,506     19,413    23,748
                              ---------  --------- --------- ---------

Operating income                11,296    11,052     32,090    26,582

Interest income                    293       214        870       755

Interest expense                (6,880)   (6,278)   (20,655)  (18,776)
                              --------- ---------   --------- ---------

Income before income taxes       4,709     4,988     12,305     8,561

Income tax expense:
  Taxes payable                   (438)     (511)    (1,127)   (1,731)
  Federal taxes not
    payable in cash             (1,133)   (1,137)    (3,152)   (1,644)
                             --------- ---------   ---------- --------

Net income                       3,138     3,340      8,026     5,186

Preferred stock dividend
  requirements, reduced by
  retirement gains of $536
  in the first half of 1994       (453)     (562)    (1,355)   (1,256)
                             --------- ---------  --------- ---------

Income applicable
  to common shares             $ 2,685   $ 2,778   $  6,671  $  3,930
                               =======   =======   ========  ========


Net income per share           $   .07   $   .07   $    .16  $    .10
                               =======   =======   ========  ========



See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

[CAPTION]

                                                Nine months ended
                                                  September 30,
                                                ----------------
                                                 1995       1994
                                               -------    -------
OPERATING ACTIVITIES
Net income                                    $  8,026   $   5,186
Adjustments to reconcile net income to
  cash provided by operations:
  Income tax expense not payable in cash         3,152       1,644
  Depreciation                                  18,871      18,081
  Amortization                                   5,955       6,232
  Closure cost amortization and accruals         1,455       1,993
  Restructuring costs                           (3,946)     (4,167)
  Changes in working capital                     3,050      (2,267)
  Other                                           (142)      3,262
                                              --------    --------
Cash provided by operating activities           36,421      29,964
                                              --------    --------

INVESTING ACTIVITIES
Property, plant and equipment additions        (22,393)    (30,945)
Purchase of intangibles                                     (2,948)
Landfill permit additions and closure
  expenditures                                    (542)       (303)
Closure trust fund payments                       (487)     (4,306)
Ongoing net cash flows related to
  IU acquisition                                (8,801)       (580)
Other                                           (1,479)     (1,680)
                                              --------    --------
Cash used by investing activities              (33,702)    (40,762)
                                              --------    --------

FINANCING ACTIVITIES
Issuance of debt                                12,100      17,500
Debt issuance costs                                           (584)
Debt repayment                                 (19,847)     (9,826)
Retirement of preferred stock                      (42)     (4,260)
Sale of common stock                                12           8
Other                                              (24)
                                               -------     -------
Cash (used) provided by financing activities    (7,801)      2,838
                                               -------     -------

CASH AND CASH EQUIVALENTS
  Decrease during the period                    (5,082)     (7,960)
  Beginning of year                              8,389      10,582
                                               -------   ---------

  End of period                               $  3,307   $   2,622
                                              ========   =========


See Notes to Consolidated Condensed Financial Statements.

                              EnviroSource, Inc.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A.  BASIS OF PRESENTATION
---------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation
have been included.   Operating  results  for the three and nine
month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The consolidated condensed balance sheet at December 31, 1994 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B.  OTHER INFORMATION
-----------------------------

Per share amounts are based on the weighted average number of common shares outstanding and the dilutive effect of stock options and warrants: 40,508,000 and 40,370,000 for the three months ended September 30, 1995 and 1994, 40,547,000 and 40,422,000 for the nine months then ended. The Class G redeemable preferred stock was not dilutive.

At September 30, 1995, $20 million of revolving credit borrowings were outstanding. In the nine months ended September 30, 1995, the Company repaid a net $5 million of revolving credit borrowings, including $4 million that was classified as a current liability at December 31, 1994.

The Company has received a commitment for a new bank credit agreement that will enable it to retire the Class G redeemable preferred stock on or before July 15, 1996.

The Company paid interest of $14.2 million and $12.2 million during the nine months ended September 30, 1995 and 1994, excluding $.6 million capitalized in 1994.

Income tax expense payable for the nine months ended September 30, 1995 and 1994 consists of state and foreign income taxes. In the nine months ended September 30, 1995 and 1994, the Company made cash income tax payments, net of refunds, of $1.1 million and $1.4 million.

                            EnviroSource, Inc.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE C.  COMMITMENTS AND CONTINGENCIES
-----------------------------------------

As of September 30, 1995, the Company has commitments to spend $7 million for equipment additions. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures for 30 years, the Company must deposit into a closure trust fund approximately $1.2 million annually through 1998. The Company is also obligated to make nonrefundable payments into Ohio closure trust funds of approximately $3.4 million in late 1995 and $4 million in early 1996 to fund the latter stages of Ohio landfill closure and all post-closure procedures in perpetuity. The Company believes these payments together with those previously made will satisfy substantially all of its closure and post-closure obligations, based on current regulations and permitted capacity.

At September 30, 1995, the Company was contingently liable for $8.9 million of letters of credit outstanding under its bank credit agreement, approximately $5 million of which were issued to secure liabilities already reflected in the consolidated condensed balance sheet.

In connection with IU International Corporation's ("IU's") 1985 disposition of P-I-E Nationwide, Inc. ("PIE"), IU guaranteed bonds or undertakings made to surety companies and/or states of the United States in connection with PIE's self-insurance programs for workers' compensation and other losses arising through 1987. PIE commenced bankruptcy proceedings in 1990 and ceased making payments in respect of its self-insured claims.
The Company's obligations for these claims aggregate an estimated $12 million at September 30, 1995, and currently require the Company to make payments of about $2 million annually. Although the Company has the right to receive proceeds from the liquidation of various classes of PIE assets, the amounts and timing are uncertain. Because sufficient liabilities are reflected in the consolidated condensed balance sheet and the Company's estimates do not assume any such liquidation proceeds, the Company's financial condition as reported at September 30, 1995 will not be adversely affected if the Company receives no proceeds from such liquidation.

PIE's bankruptcy triggered withdrawal liabilities to certain multiemployer pension plans, estimated by PIE in 1990 to aggregate $58 million. In 1991 the trustees of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU's 1985 sale of PIE would justify a claim against the Company for any deficiencies in PIE's payment of withdrawal liabilities to such plan. Such plan

                            EnviroSource, Inc.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE C.  COMMITMENTS AND CONTINGENCIES -- Continued
-----------------------------------------

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

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

[CAPTION]

Results of Operations for the Three Months Ended September 30
-------------------------------------------------------------

                               Three months         1995
                                  ended         better (worse)
                              September 30,       than 1994
                            -----------------   ---------------
                              1995      1994     Amount     %
                            -------   -------   -------    ----

                                  (Dollars in thousands)
Revenues
    Industrial Environmental
         Services           $ 55,503  $ 52,514   $  2,989     6%
    Treatment & Disposal
         Services              9,319    13,487     (4,168)  -31
                            --------- --------   ---------
                            $ 64,822  $ 66,001   $ (1,179)   -2
                            ========  ========   =========

Gross Profit
    Industrial Environmental
         Services           $ 15,230  $ 14,306   $    924     6%
    Treatment & Disposal
         Services              2,063     4,252     (2,189)  -51
                            --------  --------   ---------
                            $ 17,293  $ 18,558   $ (1,265)   -7
                            ========  ========   =========

Operating Income
    Industrial Environmental
         Services           $ 11,673  $ 10,270   $  1,403    14%
    Treatment & Disposal
         Services                126     2,220     (2,094)  -94
    Corporate headquarters      (503)   (1,438)       935    65
                            --------- --------   --------
                            $ 11,296  $ 11,052   $    244     2
                            ========  ========   ========

    Industrial Environmental Services revenue increased primarily due to high production volumes resulting from generally favorable conditions in the steel and aluminum industries and to the Utah dross processing plant that started up in late 1994. Treatment & Disposal Services revenue decreased due to a reduction in landfill disposal volume, resulting from depressed market conditions, and, to a lesser extent, lower long-term contract revenue from designing and supplying scrubber sludge stabilization systems for electric utilities.

    Industrial Environmental Services gross profit increased primarily due to the higher steel industry volumes, reduced somewhat by a loss at the Utah dross plant. Treatment & Disposal Services gross profit decreased primarily due to lower landfill disposal volume and to declining profits during the final stages of long-term stabilization systems contracts. Continuation of profits from such contracts ($.9 million in the three months ended September 30, 1995) depends upon the Company's ability to secure additional contracts in the fourth quarter of 1995 and beyond.

    Selling, general and administrative expenses were $1.5 million lower in 1995. Industrial Environmental Services costs were $.5 million lower in 1995 due primarily to headcount reductions. Corporate headquarters costs were reduced by $.9 million, including a $1.2 million credit due to favorable settlements related to the 1988 acquisition of IU International Corporation ("IU"). Because the credit was offset by related income tax expense, including a $.9 million increase in tax expense related to IU matters recognized in the previous quarter, the IU settlements did not increase net income per share.

    Overall income tax expense was about the same in both quarters because the $.9 million IU-related expense increase was largely offset by a reduction in the expected 1995 effective tax rate during the quarter.

    Interest expense increased $.6 million, primarily due to a higher average debt level and because $.2 million of interest was capitalized in 1994 with no comparable amount in 1995.

    Due to the factors described above, 1995 net income was $3.1 million compared with $3.3 million in 1994.

    Class G preferred stock dividend requirements in 1995 were $.1 million lower than in 1994, due to the retirement of 62,800 shares in the fourth quarter of 1994.

[CAPTION]

Results of Operations for the Nine Months Ended September 30
------------------------------------------------------------

                              Nine months            1995
                                  ended         better (worse)
                              September 30,       than 1994
                            ----------------    --------------
                             1995      1994      Amount      %
                            ------    ------    -------    ----
                                   (Dollars in thousands)
Revenues
    Industrial Environmental
         Services           $168,685  $152,225   $ 16,460    11%
    Treatment & Disposal
         Services             33,493    35,657     (2,164)   -6
                            --------  --------   --------
                            $202,178  $187,882   $ 14,296     8
                            ========  ========   ========


Gross Profit
    Industrial Environmental
         Services           $ 45,618  $ 41,052   $  4,566    11%
    Treatment & Disposal
         Services              5,885     9,278     (3,393)   -37
                            --------  --------   --------
                            $ 51,503  $ 50,330   $  1,173     2
                            ========= ========   ========

Operating Income
    Industrial Environmental
         Services           $ 34,146  $ 28,409   $  5,737    20%
    Treatment & Disposal
         Services                785     2,547     (1,762)  -69
    Corporate headquarters    (2,841)   (4,374)     1,533    35
                            --------  --------   --------
                            $ 32,090  $ 26,582   $  5,508    21
                            ========  ========   ========

    Industrial Environmental Services revenue increased primarily due to high production volumes resulting from generally favorable conditions in the aluminum and steel industries and the start-up of a new dross processing plant in Utah. Treatment & Disposal Services revenue decreased due to a reduction in landfill disposal volume and lower landfilling prices for hazardous waste clean-up projects, resulting from depressed market conditions. These decreases were partially offset by a higher proportion of higher-priced tonnage requiring stabilization prior to landfilling, and by increased 1995 long-term contract billings for equipment installations for electric utility scrubber sludge stabilization systems.

    Industrial Environmental Services gross profit improvements paralleled the revenue increases except for a loss at the Utah plant. The Treatment & Disposal Services gross profit reduction was primarily due to the lower landfilling volume and prices, partially offset by improved profits from other services and from the long-term stabilization system contracts, which are now in their final stages. Continuation of profits from such contracts ($2.5 million in the nine months ended September 30, 1995) depends upon the Company's ability to secure additional contracts in the fourth quarter of 1995 and beyond.

    Selling, general and administrative expenses were $4.3 million lower in 1995. Industrial Environmental Services' costs were $1.6 million lower in 1995 due primarily to headcount reductions. The $1.2 million improvement at Treatment & Disposal Services resulted principally from headcount reductions, lower marketing costs and lower performance-based compensation. Corporate headquarters costs were reduced by $1.5 million, including a net $2 million of credits due to favorable settlements related to the 1988 acquisition of IU, principally $3.5 million of reductions to insurance obligations, partially offset by additional provisions for other disputed matters.
After taxes, the net $2 million of IU acquisition-related credits amounted to $.01 per share.

    The lower selling, general and administrative expense and the net improvements in gross profit resulted in $5.5 million higher operating income. A $.4 million first quarter 1995 provision for additional Industrial Environmental Services severance costs was offset by a Treatment & Disposal Services gain resulting from the sale of its prospective Pennsylvania landfill site, designated for disposal as part of the Company's 1993 restructuring, for more than previously estimated.

    Interest expense increased $1.9 million, primarily due to a higher average debt level and because $.6 million of interest was capitalized in 1994 with no comparable amount in 1995.

    Income tax expense increased $.9 million because of higher earnings at the incremental 35% federal tax rate, partially offset by lower state taxes payable.

    Due to the factors described above, 1995 net income was $8 million compared with $5.2 million in 1994.

    Class G preferred stock dividend requirements in 1995 were $.4 million lower than in 1994, due to the retirement of shares during 1994. The 1994 period benefited from a $.5 million gain from retiring 38,000 shares of Class G preferred stock, which amounted to $.01 per share.


Federal Taxes Not Payable in Cash
---------------------------------

    Income tax expense includes federal tax expense that will never be paid in cash. This unusual situation occurs because of the origins of most of the Company's tax loss carryforwards and other deferred tax assets.

    As described further in the Company's 1994 Annual Report on Form 10-K, the Company has substantial federal income tax net operating loss carryforwards, together with additional deferred tax assets, that will become available to reduce future income taxes as the underlying book/tax differences become deductible for tax purposes. To the extent that the Company's deferred tax assets arose either prior to its 1983 reorganization or from its 1988 IU acquisition, the Company is required to charge income tax expense and credit the tax benefits from utilizing these deferred tax assets to either capital in excess of par value or goodwill. However, the resulting income tax expense will never be paid in cash; this amounted to $3.2 million or $.08 per share in the nine months ended September 1995 and $1.6 million or $.04 per share in the corresponding 1994 period.

    Because it has very substantial federal income tax net operating loss carryforwards and other deferred tax assets, the Company expects to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, it expects to utilize its remaining deferred tax assets to reduce substantially its federal income tax payments for several years thereafter.

Liquidity and Capital Resources
-------------------------------

    Normally, the Company's liquidity requirements arise primarily from the funding of its capital expenditures, Treatment & Disposal Services trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing. In addition, the Company's Class G redeemable preferred stock is due for redemption on July 15, 1996, as discussed further below.

    The Company expects to spend approximately $30 million for capital expenditures in 1995, primarily for equipment additions.
$22.4 million was spent through September 30, 1995 and the Company is committed for an additional $7 million.

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

    The consolidated condensed balance sheet reflects negative working capital of $38.2 million at September 30, 1995, including $32.7 million of Class G redeemable preferred stock that is due July 15, 1996. The remaining $5.5 million of negative working capital is entirely due to $2.2 million of estimated restructuring costs and $4.9 million of estimated IU acquisition obligations, both of which are unrelated to ongoing operations.

After payment of an estimated $1.3 million in the last quarter of 1995, annual IU payments are expected to decline to an estimated
$3 million in 1996 and gradually thereafter to less than $2 million by 1999.

    The Company has not paid dividends on its Class G preferred stock since July 1990 and is prohibited from paying dividends by its bank credit facility. The bank credit facility, as amended, permits the Company to redeem (including accumulated dividends) or retire additional shares of its Class G preferred stock with up to $2.4 million in cash at any time. Subject to a test that requires improved financial performance, this limit on additional Class G retirements increases to $23.7 million. The facility also permits the Company to redeem shares of its Class G preferred stock with the net cash proceeds from future issuances of certain capital stock and debt. Redemption of the Class G preferred stock outstanding at September 30, 1995 would require $34.1 million in 1996, assuming no dividends are paid earlier. The Company has received a commitment for a new bank credit agreement that will enable it to retire the Class G redeemable preferred stock on or before July 15, 1996.

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

    The current bank credit facility provides $60 million of revolving credit borrowing and letter of credit capacity, declining by $5 million on each of July 15, 1996 and 1997 and terminating on July 15, 1998. At September 30, 1995, $20 million of revolving credit borrowings and $8.9 million of standby letters of credit were outstanding.

    Other than the refinancing of the Class G redeemable preferred stock, which is currently being arranged, cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements.

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

                        PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.

          The Company's bank credit facility prohibits the Company from declaring and paying dividends on its Class G $7.25 Cumulative Convertible Preferred Stock (the "Class G Stock").
The Company has omitted regular quarterly dividends since October 1990 on the Class G Stock. The total amount of unpaid dividends on the outstanding shares of the Class G Stock is currently approximately $9.2 million.

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

   4.14 - Loan Agreement between the Industrial Development Corporation of Owyhee County, Idaho and Envirosafe Services of Ohio, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994, dated as of June 1, 1994, and related agreements. (The Company agrees to furnish a copy of such agreements to the Commission upon request.)

  *4.15 -  First Supplemental Indenture, dated as of November 2,
           1995, between the Company and United States Trust
           Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003.

  *4.16 -  Amendment, dated as of September 29, 1995, to Warrant
           No. 2-1991 to purchase 53,640 shares of Common Stock issued to NationsBank of Texas, N.A., formerly NCNB
           Texas National Bank.

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

*Filed herewith.

 (b)    Reports on Form 8-K.

        During the quarter ended September 30, 1995, the Company filed no Current Reports on Form 8-K.

                                SIGNATURES


         Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 1995


                             EnviroSource, Inc.



                             By: /s/ James C. Hull
                                 James C. Hull
                                 Vice President and
                                  Chief Financial
                                  Officer