Form 10-K405
period 1995-12-31
ENVIROSOURCE INC
filed 1996-03-15
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                             FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

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

     Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $109,299,000 as of March 1, 1996(1).

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on March 1, 1996 was 40,198,244.


-------------------------
(1) The market value of the Company's Class G $7.25 Cumulative
    Convertible Preferred Stock is based on a recent trade.

                             PART I

ITEM 1.  Business.
         --------

The Company
-----------

    EnviroSource, Inc. (the "Company") supplies industrial customers with long-term, specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. The Company's principal business segments are the Industrial Environmental Services segment, which provides metals reclamation, recycling and other specialized services for the steel and aluminum industries, and the Treatment & Disposal Services segment, which provides hazardous waste treatment and disposal services and waste stabilization services for industrial and governmental customers.

    The Company conducts its operations exclusively through its subsidiaries. International Mill Service, Inc. and its subsidiaries ("IMS") and IMSAMET, Inc. and its subsidiaries ("IMSAMET") constitute the Industrial Environmental Services segment, and EnviroSource Treatment & Disposal Services, Inc. ("TDS"), through its Envirosafe and Conversion Systems subsidiaries, constitutes the Treatment & Disposal Services segment.

    References herein to the Company include its subsidiaries as well as its Ohio predecessor, NEOAX, Inc., except where the context requires otherwise. "Note" references herein are to Notes to Consolidated Financial Statements appearing elsewhere in this Report.

Development of the Company
--------------------------

    The Company's predecessor was originally incorporated in Ohio in 1915 as White Motor Corporation. Its name was changed to Northeast Ohio Axle, Inc. when it emerged from reorganization proceedings in 1983 and was changed again in May 1986 to NEOAX, Inc. ("NEOAX"). In June 1987, NEOAX reincorporated in Delaware. On November 14, 1989, the Company changed its name to EnviroSource, Inc.

    EnviroSource's present business units originally represented a portion of the operations of IU International Corporation ("IU"). Early in 1988, the Company acquired IU with the goal of establishing a substantial operating company centered primarily on the Company's stable and growing steel industry business relationships and prospects. Between March 1988 and the end of 1991, the Company disposed of all the businesses it had owned prior to the IU acquisition and virtually all of IU's operations and assets other than the present Industrial Environmental Services and Treatment & Disposal Services segments, completing its transformation into an environmental services company.

    During 1993 the Company completed a comprehensive recapitalization (the "Recapitalization") designed to increase the Company's liquidity and capital resources, improve operating and financial flexibility, reduce interest expense and preferred dividend requirements, and enhance the Company's ability to pursue the growth opportunities in its businesses. The Recapitalization included the sale of Common Stock to an affiliate of Freeman Spogli & Co.("FS&Co.") and another investor (collectively, the "Investors") and the purchase by the Investors of certain equity securities from The Dyson-Kissner-Moran Corporation ("DKM") and WM Financial Corporation ("WM Financial"). The sale of stock and warrants to FS&Co. and the subsequent related transfers of stock are hereinafter referred to as the "FSC Transaction." As a result of the FSC Transaction, FS&Co. owns approximately 48% of the Common Stock of the Company.

    In addition, in July 1993, the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "Senior Notes"). A significant portion of the proceeds from the sale of the Senior Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998 (the "Subordinated Notes"). See Note D for additional information concerning the Recapitalization.

    During the fourth quarter of 1993 and throughout 1994 and 1995 the Company took a number of steps to reduce costs and terminate unprofitable operations. These steps included (i) terminating certain recycling units, (ii) discontinuing efforts to obtain a hazardous waste landfill permit in Pennsylvania and
(iii) reorganizing the Envirosafe and Conversion Systems businesses into the new TDS business unit. See Note C for additional information concerning the 1993 restructuring.

    To further reduce costs and increase profitability, in February 1996, the Company announced a major reorganization of its headquarters organization that is expected to save approximately $3.5 million in 1996 and $5 million annually in years thereafter. The reorganization includes the closing of the Company's corporate headquarters in Stamford, Connecticut and the TDS headquarters in Horsham, Pennsylvania. Activities of both offices will be moved to IMS's offices in Horsham, Pennsylvania. Headcount will be reduced by approximately 50 persons, primarily from TDS. The Company expects to record charges of approximately $4 million during 1996 for the reorganization, the majority of which will be recorded in the first quarter of 1996.

Tax Loss Carryforwards
----------------------

    The Company has substantial federal income tax net operating loss carryforwards. Although the FSC Transaction produced an "ownership change" (as defined in the Internal Revenue Code) that could limit the future use of these carryforwards, based on a comprehensive study of its overall federal tax position, the Company believes that sufficient tax loss carryforwards will be available, together with its other deferred tax assets, to enable it to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, the Company expects to utilize its deferred tax assets to reduce substantially its federal income tax payments for several years thereafter. See Note K.

Business Segments
-----------------

    Industrial Environmental Services
    ---------------------------------

    Steel Industry Services.  The Company has served the steel
    -----------------------
industry for 60 years. The Company believes it increases its customers' productivity by providing cost-effective and reliable on-site reclamation of steel and iron and a variety of other specialized services that are essential to the efficient functioning of steel mills.

    North America's steel mills operate in a highly competitive environment. Services that help to reduce their total process costs are therefore of significant value. IMS provides recycling and metal recovery operations under long-term contracts at over 40 steel mill sites in North America, including integrated mills, mini-mills and specialty mills. Using specially designed equipment, IMS provides a total recycling solution by processing slag (a by-product of steel production), recovering valuable metallics and selling the residual aggregate for road base and other uses. These services are economically and environmentally attractive. Moreover, the effective removal of slag on a continuous basis is critical to a steel mill's ability to remain in operation.

    The Company has successfully pursued a strategy of building on its leadership position by offering an expanded range of services that enhance mill productivity and provide IMS with growth opportunities. These services include processing blast furnace iron scrap through an IMS-developed iron crushing process, as well as specialized materials handling and surface conditioning. IMS has enhanced the slab hauling process by using rubber-tired carriers that straddle steel slabs to move them more efficiently throughout the mill. This service, currently in place at two integrated steel mills, is significantly more cost-effective than the traditional rail and crane systems.
IMS has also introduced a proprietary specialized steel slab surface conditioning process (called scarfing) that helps its customers increase product yields and improve product quality, while gaining measurable cost savings. This service is currently provided at six steel mills.

    IMS has a diversified customer base, with approximately 55% of its revenues coming from integrated steel producers and 45% from mini-mills and specialty mills. IMS's largest site is at USX Corporation's Gary Works, in Gary, Indiana, the largest integrated steel mill in the U.S. USX accounted for 16%, 19% and 18% of the Company's consolidated revenues in 1995, 1994 and 1993 respectively (including revenues attributable to services performed by the Treatment & Disposal Services segment). Long term contracts governing the related services expire between 1997 and 2001. Over the next several years, the maintenance of USX as a customer will be material to the Company's consolidated revenues and operating income.

    Substantially all of IMS's services are provided on-site at steel mills, using IMS employees and equipment. IMS's services are integrated with the operations of its customers, providing for strong working partnerships. If necessary, most equipment can be relocated, but this has not often been required as contracts are generally long-term and IMS has a history of high renewal rates.

    Aluminum Industry Services.   Through its IMSAMET business
    --------------------------
units, the Company meets the aluminum industry's needs for outsourcing, recycling and waste management in a number of ways. At its Idaho facility, the Company processes used aluminum beverage cans ("UBCs") and aluminum dross and scrap for Kaiser Aluminum and Chemical Corporation ("Kaiser") and other customers. In 1995, this modern and efficient facility processed over 250 million pounds of material, including approximately 2.4 billion UBCs. Due to the high energy requirements and costs of primary aluminum production in the U.S., as well as IMSAMET's ability to deliver aluminum in molten form, recycled aluminum is frequently an attractive alternative for manufacturers such as Kaiser.

    In addition to the Idaho dross operations, at facilities located in Arizona (through a 70% owned partnership) and Utah, the Company reclaims aluminum from dross, a by-product of the aluminum production process. The dross is loaded into rotary furnaces where gas heat is applied along with a flux mixture (salt and potash). After the dross is melted, the molten metal is cast into sows and then delivered to customers.

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

    Competition.  Competition in IMS's markets is based primarily
    -----------
on quality of service, reliability, technology and price. In its core steel reclamation business, IMS services customers responsible for approximately one-third of total domestic steel production. IMS has one large competitor and several smaller competitors. The Company believes that IMS's leading market position is based on its reliability, responsiveness to customer needs, capital resources and breadth of expertise.

    The majority of UBC recycling is performed by the aluminum producers themselves, with IMSAMET having approximately 5% of the UBC market. There are approximately three major aluminum dross processors other than IMSAMET in the U.S., as well as several smaller competitors. The Company also believes that its SALTS joint venture is the only enterprise successfully recycling saltcake on a commercial scale in North America.

    Treatment & Disposal Services
    -----------------------------

    TDS, through its Envirosafe and Conversion Systems business units, has been dedicated to the safe, economical treatment and disposal of industrial and hazardous wastes since 1976. Through its Envirosafe subsidiaries, TDS owns major commercial hazardous waste treatment and disposal facilities in Ohio and Idaho. Envirosafe services some of the country's largest chemical, energy, automotive, aerospace, electronics, utility and steel companies, as well as numerous government agencies.

    Envirosafe has approximately 4 million cubic yards of permitted disposal capacity. In 1992 Envirosafe received final approval to expand its Ohio facility and in 1993 completed construction of the first phase of a 2.6 million cubic yard disposal cell. The second phase of construction of this cell was completed in December 1994 and approval to accept waste was obtained in January 1995. In late 1993, Envirosafe received final approval to expand an active disposal cell at its Idaho facility and completed construction of the second phase of such cell.

      In the last few years, the Company completed a number of capital projects in order to maintain and enhance its competitive position. These projects included a new state-of-the-art stabilization and debris handling facility in Ohio and a new debris handling facility and expanded stabilization capacity in Idaho. Enhanced stabilization capability has allowed the Company to utilize its proprietary Super Detox(sm) technology for the stabilization of electric arc furnace ("EAF") dust at each of its Ohio and Idaho facilities. See below for a discussion of Super Detox. The debris handling facilities have enabled Envirosafe to respond to requirements for the processing of contaminated debris promulgated under RCRA. In addition, a new rail transfer facility was opened in Idaho in May 1993 and was upgraded in 1995. New rail service into the Ohio facility is expected to be available during the second half of 1996.

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

    During 1993, TDS entered into a service contract to operate and maintain a captive landfill for a domestic steel mill. TDS is currently exploring additional opportunities for providing captive landfill services.

    TDS's Conversion Systems unit provides electric utilities with turn-key design, engineering and installation of systems for the stabilization of wet scrubber effluent and boiler ash residues produced at coal-fired power plants. These systems convert the sludge resulting from wet scrubber removal of sulfur dioxide from power plant emissions into a concrete-like material suitable for environmentally responsible landfilling. In response to Phase II of the "Acid Rain" provisions of the Clean Air Act Amendments of 1990 additional opportunities may be available to Conversion Systems. Although it is not yet clear how many power plants will install wet scrubbers and elect or be required to include stabilization units, the Company believes that its technology will continue to provide the utility industry with a cost-effective and environmentally desirable waste management solution. The Company continues to explore opportunities for utilizing its flue gas desulfurization sludge stabilization expertise in the European market as well.

    Conversion Systems also is the sole licensee of a proprietary technology (Super Detox) for stabilizing electric arc furnace dust - a listed hazardous waste under RCRA generated by steel mills - that renders the EAF dust suitable for landfilling in non-hazardous landfills and for possible reuse. TDS currently operates an EAF dust stabilization facility on-site at the largest domestic mini-mill, and provides Super Detox stabilization for EAF dust at each of its regional Envirosafe Ohio and Idaho facilities. During 1994 and 1995, TDS entered into a number of new contracts to receive and process EAF dust at its Envirosafe facilities. TDS is actively marketing this process to other U.S. mini-mills.

    In June 1995, Conversion Systems received from the U.S. Environmental Protection Agency ("USEPA") a generic delisting for Super Detox stabilized EAF dust, which allows TDS to handle EAF dust treated through its proprietary process as a non-hazardous waste. The generic delisting status for the process will save TDS and its customers the time and expense involved in petitioning USEPA on a facility-by-facility basis for delisting status. USEPA, as well as the Illinois Department of Environmental Regulation, previously has granted site specific delistings for this process. In addition, in November 1995, TDS received from the Idaho Department of Health and Welfare a generic delisting for Super Detox stabilized EAF dust which essentially has the same effect as the USEPA delisting. The Company believes that the Super Detox technology provides an environmentally safer and more cost-effective solution than the off-site thermal process currently employed by a large portion of the mini-mill industry.

    Horsehead Resource Development Company, Inc. ("Horsehead"), a competitor of TDS in the EAF dust management business, has filed a petition for review of the USEPA delisting. The Company believes that such appeal is without merit and ultimately will be denied.

    Competition.  The Company's hazardous waste treatment and
    -----------
disposal business is characterized by intense competition. Envirosafe has a limited number of competitors in the off-site hazardous waste landfill business (there are 19 active, permitted hazardous waste landfills in the U.S.), only two of which operate more than two landfills, and several competitors engaged in the treatment or stabilization of hazardous waste. Competition in this industry is based on service, site and process integrity and the all-in cost of disposal, which includes treatment, stabilization and transportation costs and taxes. Expanded use of rail services and additions to stabilization services will further improve Envirosafe's competitive position. The market for hazardous waste services generally is geographically broad, but is narrowed depending on factors such as the types of waste a facility is permitted to accept, the types of services offered by a facility, the cost of operation of a facility and the proximity of the facility to the customer.

    TDS's principal competition in electric arc furnace flue dust stabilization is Horsehead, a thermal metal recovery processor, which has accounted for approximately 60% of the U.S. market.
The market for wet scrubber stabilization units has been dormant and it is difficult to determine the number and nature of Conversion System's viable competitors. However, TDS expects to encounter increased competition through the decade from wet scrubber manufacturers as well as from wet scrubber technologies and processes that do not, or purport not to, require sludge stabilization units. Competition in these businesses is based primarily on price, quality of service, technical expertise and the environmental integrity of the process.

Segment Data
------------

    See Note J for information concerning revenues and operating income by segment for the years ended December 31, 1995, 1994 and 1993 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

Employees
---------

    At March 1, 1996, the Company employed approximately 1,800 persons. A majority of the hourly employees in the Industrial Environmental Services segment are covered by site-specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 1996. All other contracts will be renegotiated in 1997 or thereafter. Approximately 12% of the Treatment & Disposal Services segment hourly employees are also unionized. The Company believes it has a good working relationship with its employees.

ITEM 2.  Properties.
         ----------

Industrial Environmental Services
---------------------------------

    IMS has operations providing metal recovery and other services at steel mills throughout the continental United States and in Canada. Equipment located at the sites operated by IMS and its subsidiaries includes prefabricated storage, shop and office structures, pot carriers, slab haulers, loaders, railcars, cranes, trucks, metal recovery plants and crushers and other specialized mobile and stationary equipment used in metal-recovery operations and industrial service work, most of which is owned. IMSAMET owns its UBC and dross recycling plant in Idaho and leases land for its dross processing facility in Utah. Through a partnership, IMSAMET leases land for its aluminum dross recovery plant in Arizona. SALTS owns the property on which it conducts its operations in Utah. The business units in this segment lease office space in Arizona and Pennsylvania.

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

Treatment & Disposal Services
-----------------------------

    Envirosafe owns substantially all of the land, buildings and equipment used in its treatment and disposal operations in Oregon, Ohio and near Grand View, Idaho. Conversion Systems owns the building and equipment at one stabilization facility in Illinois and one in Pennsylvania and leases land for both facilities. TDS leases office space in Pennsylvania, Ohio and Idaho. Assuming the timely completion of subsequent phases under existing permit authority, Envirosafe expects to maintain ample hazardous waste disposal capacity into the next decade. Management believes that the physical facilities for TDS are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

Other
-----

    The Company's corporate headquarters presently are located in Stamford, Connecticut in leased premises. See Development of the Company in Item 1 for a description of the Company's plans to relocate the corporate headquarters to Horsham, Pennsylvania during 1996.

ITEM 3.  Legal Proceedings.
         -----------------

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    Not applicable.




                  *               *               *

Executive Officers of the Company
---------------------------------

    The Company's executive officers are as follows:


Name                    Age       Position

Ronald P. Spogli        47        Chairman of the Board; Director

Louis A. Guzzetti, Jr.  56        President and Chief Executive
                                  Officer; Director

George E. Fuehrer       47        Senior Vice President, Planning

Aarne Anderson          55        Vice President, Taxes

William B Davis         45        Vice President and Treasurer

Jerrold I. Dolinger     49        Vice President, Corporate
                                  Development

Christina E. Huben      40        General Counsel and Secretary

James C. Hull           58        Vice President and Chief
                                  Financial Officer

George T. Milano        47        Vice President and Controller


    Officers are elected annually and hold office until their successors are elected and qualified.

    Ronald P. Spogli became a director and Chairman of the Board of the Company in May 1993. Mr. Spogli is one of the FS&Co. (a private investment firm) designees appointed to the Board of Directors on May 13, 1993. He is a founding partner of FS&Co. Mr. Spogli is also a director of Mac Frugal's Bargains Close-Outs Inc., Orchard Supply Hardware Stores Corporation and Buttrey Food and Drug Stores Company.

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

    George E. Fuehrer has been employed by the Company since 1982 and has served as its Senior Vice President, Planning since May 1989. Mr. Fuehrer also has served as President of IMSAMET since November 1995. He joined IMSAMET in 1994 as Executive Vice President. From June 1988 until May 1989 he served as Senior Vice President - Finance of the Company.

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

    James C. Hull has been the Company's Vice President and Chief
Financial Officer since May 1989, when he joined the Company.

    George T. Milano was elected Vice President in June 1988 and has served as the Company's Controller since May 1987.

                              PART II


ITEM 5.  Market for the Registrant's Common Equity and Related
         -----------------------------------------------------
         Stockholder Matters.
         -------------------

    The Company's Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "ENSO" and on the Pacific Stock Exchange under the symbol "ES". The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 1995 and 1994, based upon prices supplied by The National Association of Securities Dealers ("NASD").

                                1995                1994
                          High        Low      High      Low
First Quarter            $4.50       $3.25    $4.50     $3.125
Second Quarter            4.75        4.00     3.75      2.75
Third Quarter             4.625       2.875    4.125     2.797
Fourth Quarter            3.25        2.50     3.75      3.125


    The Company is not currently in technical compliance with one of the requirements for continued designation of its Common Stock as a Nasdaq National Market tier security. The NASD indicated to the Company in March 1992 that it did not intend to commence formal proceedings to remove the Common Stock from the Nasdaq National Market tier. It is possible that in the future the NASD could seek to do so, but the NASD has a procedure for seeking exemptions from its requirements, which the Company would seek to utilize if necessary. If the Common Stock were removed from the Nasdaq National Market tier, it would continue to be eligible for inclusion in the regular Nasdaq inter-dealer quotation system.

    The Company has not paid a cash dividend on its Common Stock since the confirmation of its plan of reorganization in November 1983 and has no present plan to pay cash dividends. The Company is currently prohibited from paying cash dividends on its Common Stock by its Certificate of Incorporation and its bank credit agreement.

    At March 1, 1996 the Company had approximately 3,200 holders of record of its Common Stock.

ITEM 6.   Selected Financial Data.
          -----------------------

     The information presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, including Notes B and C which describe the unusual items.


                                             1995      1994         1993       1992       1991
                                             ----      ----         ----       ----       ----
                                             (In thousands, except for per share amounts)

Revenues                                    $264,684   $259,515   $271,026   $232,652   $223,902
Costs and expenses                           224,775    219,796    243,873    206,307    204,957
Unusual items, net (1)                        (2,457)               18,500
                                             -------    -------    -------    -------    -------

Operating income                              42,366     39,719      8,653     26,345     18,945

Interest income                                1,146        992      1,185      1,069      1,576
Interest expense                             (27,400)   (25,372)   (28,863)   (33,653)   (35,856)
                                             -------    -------    -------    -------    -------
                                              16,112     15,339    (19,025)    (6,239)   (15,335)
Income tax expense                             5,608      4,280      2,549      1,299      1,483
Minority interests                                                                           566
                                             -------    -------    -------    -------    -------
Income (loss) before extraordinary loss
  and cumulative effect of accounting change  10,504     11,059    (21,574)    (7,538)   (17,384)
Extraordinary debt extinguishment loss          (806)              (21,930)
Cumulative effect of income tax
  accounting change                                                 (2,302)
                                             -------    -------    -------    -------    -------

Net income (loss)                           $  9,698   $ 11,059   $(45,806)  $ (7,538)  $(17,384)
                                             =======    =======    =======    =======    =======

Income (loss) applicable to
  common shares and equivalents             $  7,959   $ 10,457   $(48,988)  $(11,633)  $(22,075)

Income (loss) per share before
    extraordinary loss and
    cumulative effect adjustment            $    .22   $    .26   $   (.73)  $   (.52)  $  (1.51)
Net income (loss) per share                 $    .20   $    .26   $  (1.44)  $   (.52)  $  (1.51)

Average common shares and equivalents         40,527     40,292     34,009     22,251     14,572



Total assets                                $449,682   $450,178   $427,245   $444,547   $450,852

Working capital deficiency (2)              $(34,099)  $ (8,275)  $(17,396)  $ (5,138)  $ (5,120)

Debt (noncurrent)                           $275,158   $260,423   $235,842   $235,668   $229,118

Redeemable preferred stock (noncurrent)           -    $ 31,396   $ 38,711   $ 43,850   $ 42,070

Stockholders' equity                        $ 32,604   $ 24,521   $ 14,217   $ 20,549   $ 10,695


NOTES

(1) After related income taxes, the 1995 net unusual items reduced net income by approximately $1 million or $.02 per share, and the 1993 net unusual items reduced net income by $17.6 million or $.52 per share. See Notes B and C.

(2) The 1995 working capital deficiency includes $33.1 million of Class G redeemable preferred stock that is due July 15, 1996 and $5 million of bank revolving credit borrowings that were voluntarily repaid in January 1995. The redemption of the Class G preferred stock will be financed with borrowings under the Company's bank credit agreement.

ITEM 7.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations.
               -----------------------------------

Results of Operations
---------------------

1995 Versus 1994
----------------

                                                      1995
                               Year ended         better (worse)
                               December 31,         than 1994
                             ------------------   ---------------
                              1995     1994        Amount   %
                              ----     ----        ------  ---
                                   (Dollars in thousands)
Revenues
    Industrial Environmental
         Services           $222,043  $206,477   $ 15,566   8%
    Treatment & Disposal
         Services             42,641    53,038    (10,397) (20%)
                             -------   -------    -------
                            $264,684  $259,515   $  5,169   2%
                             =======   =======    =======

Gross Profit
    Industrial Environmental
         Services           $ 59,172  $ 55,996   $  3,176   6%
    Treatment & Disposal
         Services              9,129    14,936     (5,807) (39%)
                             -------   -------    -------
                            $ 68,301  $ 70,932   $ (2,631) (4%)
                             =======   =======    =======

Operating Income
    Industrial Environmental
         Services           $ 44,780  $ 39,304   $  5,476  14%
    Treatment & Disposal
         Services              1,611     6,339     (4,728) (75%)
    Corporate headquarters    (6,482)   (5,924)      (558) (9%)
    Unusual items, net         2,457                2,457
                             -------   -------    -------
                            $ 42,366  $ 39,719   $  2,647   7%
                             =======   =======    =======

    Industrial Environmental Services revenue increased primarily due to high production volumes resulting from generally favorable conditions in the steel and aluminum industries and the start-up of a new dross processing plant in Utah. Treatment & Disposal Services revenue decreased due to a reduction in landfill disposal volume and lower landfilling prices for hazardous waste clean-up projects, resulting from continuing depressed market conditions. These decreases were partially offset by a higher proportion of higher-priced tonnage requiring stabilization prior to landfilling.

    Industrial Environmental Services gross profit improvements paralleled the revenue increases except for a loss at the Utah plant, which started up late in 1994. The Treatment & Disposal Services gross profit reduction was primarily due to lower landfill profits, which paralleled the revenue reduction. That segment's 1995 gross profit benefited from a $1 million reduction of expected closure costs at an inactive landfill site. Reduced profits from long-term contracts to design and supply scrubber sludge stabilization systems for electric utilities were offset by improved profits from other services. Future profits from such long-term contracts ($2.6 million in 1995 and $3.7 million in 1994) depend entirely upon securing additional contracts. During 1995 the Treatment & Disposal Services segment embarked on a comprehensive marketing program to attract additional landfill volume by treating steel mill electric arc furnace dust with its proprietary Super Detox technology. Treatment & Disposal Services began processing this waste stream at its landfills in 1995 and it expects to handle increasing volumes in 1996 and subsequent years.

    Selling, general and administrative expenses were $2.8 million lower in 1995. Industrial Environmental Services' costs were $2.3 million lower in 1995 due primarily to headcount reductions. The $1.1 million improvement at Treatment & Disposal Services resulted principally from headcount reductions, lower marketing costs and lower performance-based compensation. Corporate headquarters costs increased by $.6 million, due to litigation expenses.

    UNUSUAL ITEMS, NET. During 1995 the Company favorably resolved a number of liabilities resulting from its 1988 acquisition of IU International Corporation, primarily liabilities for insurance matters. The benefit of these favorable developments was partially offset by additional charges for other matters arising from the IU International acquisition. The net credit to income in 1995 amounted to $3.6 million, before taxes. The Company also increased its estimate of costs to complete the final steps of its 1993 restructuring by $.2 million and incurred $1 million of termination costs for additional headcount reductions during 1995. After related income tax expense of $3.5 million, these items reduced net income by approximately $1 million or $.02 per share.

    Interest expense increased $2 million, primarily due to a higher average debt level.

    Total income tax expense increased $1.3 million primarily because of the disproportionately high federal taxes not payable in cash related to the aforementioned net unusual items, partially offset by lower state taxes payable.

    In 1995 the Company entered into a new five-year bank credit facility, and recorded a $.8 million extraordinary debt extinguishment loss to write off the unamortized issuance costs of its previous bank credit agreement.

    Due to the factors described above, 1995 net income, after deducting the $.8 million extraordinary loss and the $1 million adverse after-tax effect of the unusual items, was $9.7 million compared with $11.1 million in 1994.

    Class G preferred stock dividend requirements in 1995 were $.5 million lower than in 1994, due to the retirement of shares during 1994. 1994 benefited from a $1.7 million gain from purchasing and retiring 100,800 shares of Class G redeemable preferred stock, which amounted to $.04 per share.

    The effects of accounting standards which become effective in 1996 (Note A) are not expected to be material. The impact of inflation on revenues and results of operations has not been significant.


Federal Taxes Not Payable in Cash
---------------------------------

    Income tax expense includes federal tax expense that will never be paid in cash. This unusual situation occurs because of the origins of most of the Company's tax loss carryforwards and other deferred tax assets.

    As described further in Note K, the Company has substantial federal income tax net operating loss carryforwards, together with additional deferred tax assets, that will become available to reduce future income taxes as the underlying book/tax differences become deductible for tax purposes. To the extent that the Company's deferred tax assets arose either prior to its 1983 reorganization or from its 1988 IU International Corporation acquisition, the Company is required to charge income tax expense and credit the tax benefits from utilizing these deferred tax assets to either capital in excess of par value or goodwill. However, the resulting income tax expense will never be paid in cash; this amounted to $4.3 million or $.11 per share in 1995 and $1.7 million or $.04 per share in 1994.

    Because it has very substantial federal income tax net operating loss carryforwards and other deferred tax assets, the Company expects to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, it expects to utilize its remaining deferred tax assets to reduce substantially its federal income tax payments for several years thereafter.


1994 Versus 1993
----------------

                                                    1994
                            Year ended          better (worse)
                            December 31,          than 1993
                          ---------------       ---------------
                             1994      1993       Amount    %
                             ----      ----       ------   ---
                                   (Dollars in thousands)
Revenues
    Industrial Environmental
         Services           $206,477  $197,268   $  9,209   5%
    Treatment & Disposal
         Services             53,038    73,758    (20,720) (28%)
                             -------   -------    -------
                            $259,515  $271,026   $(11,511) (4%)
                             =======   =======    =======

Gross Profit
    Industrial Environmental
         Services           $ 55,996  $ 49,035   $  6,961  14%
    Treatment & Disposal
         Services             14,936    13,480      1,456  11%
                             -------   -------    -------
                            $ 70,932  $ 62,515   $  8,417  13%
                             =======   =======    =======

Operating Income
    Industrial Environmental
         Services           $ 39,304  $ 31,926   $  7,378  23%
    Treatment & Disposal
         Services              6,339     2,331      4,008  172%
    Corporate headquarters    (5,924)   (7,104)     1,180  17%
    Restructuring charge, net          (18,500)    18,500
                             -------   -------    -------
                            $ 39,719  $  8,653   $ 31,066 359%
                             =======   =======    =======

    The Treatment & Disposal Services revenue decrease resulted from a $20.4 million decline in revenues from long-term contracts to design, supply and construct scrubber sludge stabilization systems for electric utilities, because 1993 included billings for major equipment installations under two contracts that were substantially completed in 1994. The effects of reduced hazardous waste landfilling prices, caused by extremely competitive industry conditions, were largely offset by an increased proportion of higher-priced waste streams that required stabilization before landfilling. The Industrial Environmental Services increase was attributable to increased production volumes at steel mill customers and to the significant improvement in aluminum industry conditions during the second half of 1994 that resulted in increased prices and volume. These increases were partially offset by the absence of revenue ($3.9 million in 1993) from operations that were terminated as part of the 1993 restructuring.

    The Industrial Environmental Services gross profit increase was principally due to the higher production volumes of steel mill customers, the improved conditions in the aluminum industry (which more than offset start-up costs at the new Utah dross processing plant) and the absence of losses ($1.8 million in
1993) from operations that were terminated as a part of the 1993 restructuring. Treatment & Disposal Services landfilling volumes and gross profits were sharply lower during the first half of 1994, primarily due to severe winter weather conditions that slowed environmental clean-up activity. Most of the volume decline was recovered during the second half of the year. That, coupled with the benefits of the 1993 restructuring, stimulated a significant recovery of gross profit despite continued competitive industry conditions and higher costs associated with waste streams requiring stabilization. Treatment & Disposal Services' other operations also improved throughout the year, due partly to the absence of losses ($.9 million in 1993) from operations that were terminated in the 1993 restructuring and particularly from profits on a long-term stabilization system contract that commenced in the middle of the year.

    Selling, general and administrative costs decreased $4.1 million, primarily due to savings resulting from headcount reductions and other steps taken in the 1993 restructuring.

    Due to the factors described above, operating income increased $12.6 million (46%), before subtracting an $18.5 million net restructuring charge from 1993 operating income. See
Notes B and C.

    Interest expense decreased $3.5 million, primarily due to the 1993 recapitalization. See Note D. The recapitalization also increased by 18% the average shares of common stock outstanding.

    Due to the factors described above, 1994 net income was $11.1 million compared with a 1993 net loss of $45.8 million. The 1993 loss was $4 million before all the one-time charges:
$17.6 million net after-tax restructuring charge, $21.9 million debt extinguishment loss and $2.3 million cumulative effect of a tax accounting change. The status of the 1993 restructuring is discussed separately below.

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

1993 Restructuring
------------------

    In 1993 the Company recorded a $22 million restructuring charge to (i) terminate unprofitable recycling units, (ii) discontinue efforts to obtain a Pennsylvania hazardous waste landfill permit, and (iii) reorganize the Envirosafe and Conversion Systems businesses into the Treatment & Disposal Services business segment. The discontinued activities incurred 1993 operating losses and costs of $3.3 million, in addition to the restructuring charge. The restructuring charge included $12 million of expected cash costs, which were increased by $.2 million in 1995. The expected cash costs and developments through December 31, 1995 have been as follows (in millions):


                          Expected  Costs    Changes in   Estimated
                            Cash   Incurred  Estimates    Remaining
                           Costs   To Date   1994   1995    Costs
                          -------  -------   ----   ----  ---------

Termination of two flue
    dust recycling units
    and other unprofitable
    units                $  6.3  $ (5.3) $   .3  $   .4  $  1.7

Withdrawal of Pennsylvania
    permit application and
    sale of landfill site   1.8     (.2)   (1.1)    (.5)      -

Organization of the
    Treatment & Disposal
    Services business
    segment                 2.8    (2.9)     .2       -     0.1

Other restructuring costs   1.1    (2.0)     .6      .3       -
                         -------  ------- ------ -------  -------
                         $ 12.0  $(10.4) $   -   $   .2  $  1.8

    The changes in estimates shown above occurred primarily because cash costs for the withdrawal of the Pennsylvania permit application and the sale of the landfill site were lower than anticipated and severance and termination costs were higher than anticipated. Overall severance and termination costs increased by $.9 million in 1994 and $.3 million in 1995, to a total of $3.3 million, principally because 15 (11%) more positions, at higher salary levels, were eliminated than originally anticipated. In addition, waste processing and disposal costs for the flue dust recycling units have been higher than originally anticipated. Although the decommissioning of the units was completed by the end of 1995, certain other aspects of the shut-downs were not yet settled.


1996 Reorganization
-------------------

    In early 1996 the Company initiated a further productivity improvement and cost reduction program. As part of this program, the Company's Stamford, Connecticut headquarters and Treatment & Disposal Services' Horsham, Pennsylvania headquarters both will be closed by mid-year and their activities moved to the International Mill Service headquarters, also in Horsham, Pennsylvania. Approximately 50 positions will be eliminated as a result of the reorganization, mostly in the Treatment & Disposal Services segment.

    To cover the cost of these and related changes, the Company expects to record restructuring and relocation charges during 1996 of approximately $4 million, most of which will be recorded in the first quarter. As a result of the reorganization, the Company expects to realize ongoing cost savings of approximately $5 million per year. Savings of at least $3.5 million are expected in 1996. The consolidation of the Corporate, International Mill Service and Treatment & Disposal Services staffs under one roof will also enhance the Company's ability to expand the range and volume of environmental and specialized material handling services it provides to the U.S. steel industry, its largest customer base.


Liquidity and Capital Resources
-------------------------------

    The Company's liquidity requirements arise primarily from the funding of its capital expenditures, Treatment & Disposal Services trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

    In addition, the Company's Class G redeemable preferred stock is due for redemption on July 15, 1996. Such redemption, including accrued dividends, will be financed with $34.1 million of borrowings under the Company's new $100 million bank credit facility. The redemption has been guaranteed with a letter of credit that is outstanding under the bank credit facility.

    The Company expects 1996 capital expenditures of $20 to $25 million, primarily for equipment replacements. There are $4.4 million of scheduled debt repayments in 1996.

    Treatment & Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. These payments amounted to $27.1 million in the three years 1993 through 1995. However, based on current regulations and permitted capacity, remaining payments are expected to amount to less than $1 million annually through 1998.

    The consolidated balance sheet reflects negative working capital of $34.1 million at December 31, 1995. However, excluding $33.1 million for the Class G redeemable preferred stock and $5 million of bank revolving credit borrowings that the Company elected to repay in January 1996, working capital was a positive $4 million.

    On March 15, 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU International Corporation prior to the Company's acquisition of IU International in 1988. See Note
O. The Company believes any such claim is unwarranted and, if such claim were asserted, would contest any such claim vigorously. The Company believes it will ultimately prevail on the merits. However, under the Multiemployer Pension Plan Amendments Act of 1980, the federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. However, the resolution of such matters, which potentially could take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

    The bank credit facility provides $100 million of revolving credit borrowing and letter of credit capacity, declining by $12.5 million in each of January 1999 and 2000 and terminating on January 2, 2001. At December 31, 1995, $44 million of revolving credit borrowings and $43.4 million of standby letters of credit were outstanding, including the $34.1 million letter of credit guaranteeing redemption of the Class G redeemable preferred stock. In January 1996 $5 million of the outstanding borrowings were repaid.

    Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements.

    Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such matters have not had and are not expected to have a material impact on the Company's business. Environmental compliance is discussed in Note O.

ITEM 8.     Financial Statements and Supplementary Data.
            -------------------------------------------

    See the financial statements and schedules attached hereto and listed in Item 14(a)(1) and (a)(2) hereof.


ITEM 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.
            -------------------------------------------------

    Not applicable.

                                 PART III


ITEM 10.    Directors and Executive Officers of the Company.
            -----------------------------------------------

    Reference is made to the information set forth under the headings (i) "Election of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1995 and (ii) "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.


ITEM 11.    Executive Compensation.
            ----------------------

    Reference is made to the information set forth under the heading "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1995, which information is incorporated herein by reference.


ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            ---------------------------------------------------

    Reference is made to the information set forth under the heading "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1995, which information is incorporated herein by reference.


ITEM 13.    Certain Relationships and Related Transactions.
            ----------------------------------------------

    Reference is made to the information set forth under the heading "Certain Transactions" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1995, which information is incorporated herein by reference.

                                  PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.
            ----------------------------------------------------

    (a)     Documents Filed as Part of this Report.
            --------------------------------------
    (1)     Financial Statements.
            --------------------
    The following Consolidated Financial Statements of the
Company and its subsidiaries are included in this Report:

       Report of Independent Auditors

       Consolidated Balance Sheet at December 31, 1995 and 1994

       Consolidated Statement of Operations for the Years Ended
       December 31, 1995, 1994 and 1993

       Consolidated Statement of Stockholders' Equity for the
       Years Ended December 31, 1995, 1994 and 1993

       Consolidated Statement of Cash Flows for the Years Ended
       December 31, 1995, 1994 and 1993

       Notes to Consolidated Financial Statements

    (2)     Financial Statement Schedules.
            -----------------------------
    The following schedules to the Consolidated Financial
Statements of the Company and its subsidiaries are included in this Report:

    Schedules
    ---------
    II -    Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required or are inapplicable, and therefore have been omitted.

    (3)     Exhibits.
            --------
    3.1 -  Certificate of Incorporation of the Company
           (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File
           No. 1-1363)).

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

    4.4 - Agreement Amending Loan and Security Agreement and Corporate Guarantee Agreement, dated as of December 8, 1995, between FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation), IMS Funding Corporation, and International Mill Service, Inc. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

    4.5 -  Indenture, dated as of July 1, 1993, between the
           Company and United States Trust Company of New
           York, as Trustee, relating to the Company's 9-
           3/4% Senior Notes due 2003, including the form of such Notes attached as Exhibit A thereto
           (incorporated herein by reference to Exhibit
           4.10 to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended June 30, 1993
           (File No. 1-1363)).

    4.6 - First Supplemental Indenture, dated as of November 2, 1995, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

    4.7 -  Registration Rights Agreement, dated as of May
           13, 1993, among the Company, FS Equity Partners
           II, L.P., The IBM Retirement Plan Trust Fund and
           Enso Partners, L.P. (incorporated herein by reference to Exhibit 4.29 to Amendment No. 1 to the Company's Registration Statement on Form S-
           1, filed June 14, 1993 (File No. 33-62050)).

    4.8 - Warrant to purchase shares of Common Stock of the Company issued to FS Equity Partners II,
           L.P., dated as of May 13, 1993 (incorporated herein by reference to Exhibit 4.30 to Amendment No. 1 to the Company's Registration Statement on Form S-
           1, filed June 14, 1993 (File No. 33-62050)).

    4.9 - Warrant to purchase shares of Common Stock of the Company issued to The IBM Retirement Plan
           Trust Fund, dated as of May 13, 1993 (incorporated herein by reference to Exhibit 4.31 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

   4.10 - Warrant to purchase shares of Common Stock of the Company issued to Enso Partners, L.P., dated as of May 13, 1993 (incorporated herein by reference to Exhibit 4.32 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

   4.11 -  Warrants to purchase 244,445 shares of Common
           Stock issued to Chemical Bank, NCNB Texas
           National Bank, Banque Paribas and National Bank of
           Canada (incorporated herein by reference to Exhibit
           10.24 to Amendment No. 2 to the Company's Registration
           Statement on Form S-1, filed October 31, 1991
           (File No. 33-42381)).

   4.12 - Amendment, dated as of September 29, 1995, to Warrant No. 2-1991 to purchase 53,640 shares of Common Stock issued to NationsBank of Texas, N.A., formerly NCNB Texas National Bank (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

   4.13 -  Loan Agreement between the Industrial
           Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series
           1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

  4.14* - Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as
           Syndication Agent.

   10.1 -  Restated Incentive Stock Option Plan of the
           Company, as amended (incorporated herein by reference to Exhibit A to the Company's
           Registration Statement on Form S-8, filed
           January 17, 1989 (File No. 33-26633)).

   10.2 -  Promissory Note of Louis A. Guzzetti, Jr., dated
           March 31, 1993, amending and replacing the Promissory Notes dated October 15, 1987, March
           31, 1991 and March 31, 1992 and the Letter
           Amendments dated April 13, 1991 and May 12,
           1992, payable to the Company in the principal amount of $459,039.00 (incorporated herein by reference to Exhibit 10.13 to Post-Effective
           Amendment No. 1 to the Company's Registration
           Statement on Form S-1, filed September 16, 1993
           (File No. 33-46930)).

   10.3 -  Promissory Notes of Aarne Anderson, Jerrold I.
           Dolinger, George E. Fuehrer, George T. Milano and Mr. Guzzetti, dated as of April 1, 1993, amending and replacing the Promissory Notes dated January 13, 1989, April 1, 1991 and April
           1, 1992, payable to the Company in the aggregate principal amount of $1,122,601 (incorporated herein by reference to Exhibit 10.17 to Post-
           Effective Amendment No. 1 to the Company's
           Registration Statement on Form S-1, filed
           September 16, 1993 (File No. 33-46930)).

   10.4 - Stock Option Agreement, dated March 18, 1992, between the Company and Raymond P. Caldiero
           (incorporated herein by reference to Exhibit
           10.20 to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1992
           (File No. 1-1363)).

   10.5 - Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller
           (incorporated herein by reference to Exhibit
           10.21 to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1992
           (File No. 1-1363)).

   10.6 -  Amendment, dated August 5, 1993, to the Stock
           Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller, to which reference is made in Exhibit 10.9 to this Annual
           Report on Form 10-K (incorporated herein by reference to Exhibit 10.22 to Post-Effective
           Amendment No. 1 to the Company's Registration
           Statement on Form S-1, filed September 16, 1993
           (File No. 33-46930)).

   10.7 - Stock Option Agreement, dated August 5, 1993, between the Company and Wallace B. Askins
           (incorporated herein by reference to Exhibit
           10.23 to Post-Effective Amendment No. 1 to the
           Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

   10.8 - Stock Option Agreement, dated November 1, 1993, between the Company and Arthur R. Seder, Jr.
           (incorporated herein by reference to Exhibit
           10.12 to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended September 30, 1994 (File No. 1-1363)).

   10.9 -  1993 Stock Option Plan of the Company
           (incorporated herein by reference to Exhibit
           10.21 to Amendment No. 1 to the Company's
           Registration Statement on Form S-1, filed June
           14, 1993 (File No. 33-62050)).

  10.10  - EnviroSource, Inc. Stock Option Plan for Non-
           Affiliated Directors, dated as of January 1,
           1995 (incorporated herein by reference to Exhibit
           10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-
           1363)).

  10.11 - Stock Option Agreements, dated January 1, 1995, between the Company and Arthur R. Seder, Jr., Wallace
           B. Askins, Raymond P. Caldiero and Jeffrey G. Miller (incorporated herein by reference to Exhibits 10.15 through and including 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

  10.12 -  Supplemental Executive Retirement Plan of the
           Company, effective January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994 (File No. 1-1363))

 10.13* - Stock Option Agreements, dated July 1, 1995, between the Company and Wallace B. Askins and Arthur R. Seder.

 10.14* - Stock Option Agreements, dated January 1, 1996, between the Company and Arthur R. Seder, Jr., Wallace
           B. Askins, Raymond P. Caldiero and Jeffrey G. Miller.

  21.1* -  Subsidiaries of the Company.

  23.1* -  Consent of Ernst & Young.



(b)     Reports on Form 8-K.

       During the last quarter of the fiscal year ended December
31, 1995, the Company filed no Current Reports on Form 8-K.

*  Filed herewith.

                         SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 1996
                                ENVIROSOURCE, INC.


                               By: /s/ LOUIS A. GUZZETTI, JR.

                                    Louis A. Guzzetti, Jr.
                                    President and Chief
                                    Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 15, 1996.

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


/s/ ARTHUR R. SEDER, JR.            Director
Arthur R. Seder, Jr.


/s/ J. FREDERICK SIMMONS            Director
J. Frederick Simmons

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
EnviroSource, Inc.

We have audited the accompanying consolidated balance sheet of EnviroSource, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroSource, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note K to the financial statements, in 1993 the Company changed its method of accounting for income taxes.



                                  /s/ ERNST & YOUNG LLP

Stamford, Connecticut
February 19, 1996

                            EnviroSource, Inc.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                December 31,
                                              -----------------
                                              1995        1994
                                              ----        ----
ASSETS

Current assets:
  Cash and cash equivalents               $   8,367   $   8,389
  Accounts receivable, less allowance
    for doubtful accounts of $729
    and $616                                 37,208      45,865
  Other current assets                        8,252       7,635
                                            -------     -------
    Total current assets                     53,827      61,889

Property, plant and equipment:
  Land and improvements                       1,319       1,807
  Landfill development                       29,577      47,219
  Buildings and improvements                 34,769      30,755
  Machinery and equipment                   221,533     202,813
                                            -------     -------
                                            287,198     282,594
  Less allowance for depreciation           124,636     127,124
                                            -------     -------
                                            162,562     155,470

Goodwill, less amortization                 155,255     165,458

Landfill permits, less amortization          22,549      22,739

Closure trust funds and deferred
  charges, less amortization                 33,867      25,573

Debt issuance costs, less amortization        9,625       8,679

Other assets                                 11,997      10,370
                                            -------     -------

                                         $  449,682  $  450,178
                                            =======     =======





See Notes to Consolidated Financial Statements.
                               S-2


                            EnviroSource, Inc.
                  CONSOLIDATED BALANCE SHEET -- Continued
                          (Dollars in thousands)

                                               December 31,
                                             -----------------
                                              1995       1994
                                              ----       ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                          $  13,125   $  15,713
  Salaries, wages and related benefits       10,161      12,268
  Insurance obligations                       6,257       8,113
  Estimated restructuring costs               1,779       6,337
  Other current liabilities                  14,115      18,689
  Current portion of debt                     9,397       9,044
  Class G redeemable preferred stock
    due July 15, 1996                        33,092
                                            -------     -------
      Total current liabilities              87,926      70,164

Long-term debt                              275,158     260,423

Other liabilities                            53,994      63,674

Class G redeemable preferred stock                       31,396

Commitments and contingencies (Note O)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,194,244 shares issued
    and outstanding in 1995
    and 40,093,759 in 1994                    2,010       2,005
  Capital in excess of par value            162,580     162,573
  Accumulated deficit                      (130,189)   (138,148)
  Stock purchase loans receivable from
    officers                                   (840)       (840)
  Canadian translation adjustment              (957)     (1,069)
                                            -------     -------
      Total stockholders' equity             32,604      24,521
                                            -------     -------

                                        $   449,682 $   450,178
                                            =======     =======

See Notes to Consolidated Financial Statements.




                              EnviroSource, Inc.
                     CONSOLIDATED STATEMENT OF OPERATIONS
             (Dollars in thousands, except for per share amounts)

                                     Years Ended December 31,
                                   -----------------------------
                                   1995        1994        1993
                                   ----        ----        ----
Revenues                       $ 264,684    $ 259,515   $ 271,026

Cost of revenues                 196,383      188,583     208,511
Selling, general and
  administrative expenses         28,392       31,213      35,362
Unusual items, net (Note B)       (2,457)                  18,500
                                 -------      -------     -------
Operating income                  42,366       39,719       8,653

Interest income                    1,146          992       1,185
Interest expense                 (27,400)     (25,372)    (28,863)
                                 -------      -------     -------
                                  16,112       15,339     (19,025)

Income tax expense:
  Taxes payable                    1,262        2,576       2,549
  Federal taxes not
    payable in cash                4,346        1,704
                                 -------      -------     -------

Income (loss) before extraordi-
  nary loss and cumulative
  effect of accounting change     10,504       11,059     (21,574)

Extraordinary debt
  extinguishment loss               (806)                 (21,930)

Cumulative effect of income
  tax accounting change                                    (2,302)
                                  -------     -------     -------

Net income (loss)                  9,698       11,059     (45,806)

Preferred stock dividend
  requirements, reduced by
  retirement gains of $1,685
  in 1994                         (1,739)        (602)     (3,182)
                                 -------      -------     -------

Income (loss) applicable to
  common shares and equivalents $  7,959   $   10,457   $ (48,988)
                                 =======      =======     =======

Income (loss) per share:
  Before extraordinary loss
    and cumulative effect of
    accounting change          $     .22    $     .26   $    (.73)
  Extraordinary loss                (.02)                    (.64)
  Cumulative effect of income
    tax accounting change                                    (.07)
                                  -------      -------     -------
  Net income (loss)            $     .20    $     .26   $   (1.44)
                                 =======       =======     =======

See Notes to Consolidated Financial Statements.


                                             EnviroSource, Inc.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           (Dollars in thousands)
                                                                                       Common
                                                                                      Stock in
                                                                                      Treasury
                                       Capital in                Stock    Canadian   and Class H
                                Common Excess of   Accumulated  Purchase  Translation Preferred
                                Stock  Par Value    Deficit       Loans   Adjustment  Stock      Total
                               -------  -------     -------      -------   ---------  -------  -------
Balance January 1, 1993      $ 1,250  $ 129,394  $(100,209)  $  (990)  $       -  $  (8,896) $  20,549

Common stock issued
  (16,460,555 shares)            753     33,067                                       8,896     42,716
Net loss                                           (45,806)                                    (45,806)
Preferred stock dividends
  and accretion                                     (2,590)                                     (2,590)
Loan repayment                                                   150                               150
Translation adjustment                                                      (802)                 (802)
                             -------    -------    -------   -------     -------    -------    -------

Balance December 31, 1993      2,003    162,461   (148,605)     (840)       (802)         -     14,217
Common stock issued
  (41,500 shares)                  2        112                                                    114
Net income                                          11,059                                      11,059
Preferred stock dividends
  and accretion                                     (2,287)                                     (2,287)
Preferred stock retirement gains                     1,685                                       1,685
Translation adjustment                                                      (267)                 (267)
                             -------    -------    -------   -------     -------               -------

Balance December 31, 1994      2,005    162,573   (138,148)     (840)     (1,069)               24,521

Common stock issued
  (100,485 shares)                 5          7                                                     12
Net income                                           9,698                                       9,698
Preferred stock dividends
  and accretion                                     (1,739)                                     (1,739)
Translation adjustment                                                       112                   112
                             -------    -------    -------   -------     -------               -------

Balance December 31, 1995    $ 2,010  $ 162,580  $(130,189)  $  (840)  $    (957)            $  32,604
                             =======    =======    =======   =======     =======               =======

See Notes to Consolidated Financial Statements.

                                EnviroSource, Inc.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in thousands)


                                              Years Ended December 31,
                                            ---------------------------
                                             1995       1994      1993
                                             ----       ----      ----
OPERATING ACTIVITIES
Income (loss) before extraordinary
  loss and cumulative effect of
  accounting change                        $  10,504  $ 11,059   $(21,574)
Adjustments to reconcile income (loss)
  to cash provided by operations:
  Income tax expense not payable in cash       4,346     1,704
  Unusual items, net of payments              (6,816)   (5,686)    18,500
  Depreciation                                24,545    24,352     27,241
  Amortization                                 9,071    10,656     12,790
  Changes in working capital                     368    (4,079)    (1,505)
  Other                                         (113)    4,010        270
                                             -------   -------    -------
Cash provided by operating activities         41,905    42,016     35,722
                                             -------   -------    -------

INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                  (32,560)  (39,261)   (32,768)
  Proceeds from dispositions                     383       594        128
Purchase of intangibles                                 (3,417)
Landfill permit additions and
  closure expenditures                        (1,125)   (1,199)      (965)
Closure trust fund payments                   (9,087)  (12,866)    (5,174)
Ongoing net cash flows related to
  IU International acquisition                (9,600)   (2,471)    (4,816)
Other                                         (2,299)   (2,203)       131
                                              -------  -------    -------
Cash used by investing activities            (54,288)  (60,823)   (43,464)
                                             -------   -------    -------

FINANCING ACTIVITIES
Sale of common stock                              12       114     42,716
Issuance of debt                              75,188    41,500    238,500
Debt issuance costs                           (2,624)     (643)    (9,687)
Debt repayment                               (60,173)  (13,035)  (247,404)
Retirement of preferred stock                    (42)  (11,322)    (5,148)
Cash portion of extraordinary loss                                (11,348)
                                             -------   -------    -------
Cash provided by financing activities         12,361    16,614      7,629
                                             -------   -------    -------

CASH AND CASH EQUIVALENTS
  Increase (decrease) during the year            (22)   (2,193)      (113)
  Beginning of year                            8,389    10,582     10,695
                                             -------   -------    -------
  End of year                              $   8,367  $  8,389   $ 10,582
                                             =======   =======    =======


See Notes to Consolidated Financial Statements.
                                  S-6

                                EnviroSource, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- ACCOUNTING POLICIES
-----------------------------

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES: Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

LANDFILL PERMITS: Costs to acquire and maintain landfill permits are deferred and amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Accumulated amortization was $11.1 million and $9.6 million at December 31, 1995 and 1994.

CLOSURE TRUST FUNDS AND DEFERRED CHARGES: An Idaho closure trust fund secures Idaho landfill closure and post-closure obligations, which are being accrued as liabilities in the balance sheet. The trust fund is invested in U.S. government and government agency securities, which are classified as "available-for-sale" for accounting purposes. The investments have maturities of six months to three years and are carried at cost, which approximates market value. Unrealized gains were not material. Interest income and realized gains and losses are recognized in earnings. Excess funds, if any, will revert to the Company.

Ohio landfill trust fund balances represent deferred charges that are being amortized as part of closure costs. These trusts (also invested in U.S. government and government agency securities) will fund the latter stages of closure activity and all post-closure activity in perpetuity. Excess funds, if any, will revert to the State of Ohio; accordingly, no interest income is recognized. Accumulated amortization was $8.4 million and $7.3 million at December 31, 1995 and 1994.

CLOSURE COSTS: The estimated costs of the future closure and post-closure monitoring and maintenance of landfills are amortized or accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Closure costs are similar to landfill development costs, but are generally incurred for aboveground construction. Closure cost accruals of $9.2 million and $9.6 million are included in other long-term liabilities at December 31, 1995 and 1994.

GOODWILL: The excess of purchase price over fair value of identified net assets of acquired businesses is recorded as an asset and amortized using the straight-line method over 40 years. Accumulated amortization was $42.4 million and $37.5 million at December 31, 1995 and 1994. Most of the goodwill is identified with the Company's excellent reputation and long-term relationships within the steel industry. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on anticipated cash flows over the remaining amortization period, the carrying value of the goodwill will be reduced based on the discounted present value of the anticipated cash flows. As income tax benefits attributable to acquisitions of businesses are recognized, they are credited to reduce goodwill.

REVENUES: Most of the Company's revenues are recognized as services are provided to customers. Revenues of $8 million in 1995, $6.9 million in 1994 and $27.2 million in 1993 are from long-term contracts to design, supply and construct "wet scrubber sludge" stabilization systems for electric utilities. Revenues from these contracts are recognized using the percentage-of-completion method, with progress toward completion measured in labor hours. Such contracts are segmented between "design and supply" and "construction", and a separate profit margin is recognized for each segment.

IMPAIRMENT OF LONG-LIVED ASSETS: Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, is effective in 1996. Based on current expectations, the Company does not anticipate adoption of this statement will have a material effect on its consolidated financial statements. One consideration in making this determination is the Treatment & Disposal Services business segment's marketing efforts to increase landfill volume by treating steel mill electric arc furnace dust with its proprietary Super Detox technology. Treatment & Disposal Services began processing this waste stream at its landfills in 1995 and it expects to handle increasing volumes in 1996 and subsequent years.

STOCK-BASED COMPENSATION PLANS: The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and will continue to do so.

PER SHARE CALCULATIONS:   Per share amounts are based on the weighted average
number of common shares outstanding, and in 1995 and 1994 the dilutive effect of stock options and warrants: 40,527,000 in 1995, 40,292,000 in 1994 and 34,009,000 in 1993. The Class G preferred stock was not dilutive.

On May 13, 1993 the Company issued the equivalent of 13,333,333 shares of common stock and all the outstanding Class H preferred stock was exchanged into 3,066,667 common shares (Note D). Had such transactions taken place at the beginning of 1993, the per share loss before the extraordinary loss and the cumulative effect of an accounting change would have been $.58.


NOTE B -- UNUSUAL ITEMS, NET
----------------------------

1995 -- The Company purchased IU International Corporation ("IU International") in 1988. During 1995 the Company resolved favorably a number of liabilities resulting from the IU International acquisition, primarily liabilities for insurance matters (Note I). The benefit of these favorable developments was partially offset by additional charges for other matters arising from the IU International acquisition. The net credit to income in 1995 amounted to $3.6 million, before taxes. The Company also increased its estimate of costs to complete the final steps of its 1993 restructuring by $.2 million (Note C) and incurred $1 million of termination costs for additional headcount reductions during 1995. After related income tax expense of $3.5 million, these items reduced net income by approximately $1 million or $.02 per share.

1993 -- In addition to the 1993 restructuring charge (Note C), in 1993 the Company also concluded that it would settle certain of the IU International acquisition liabilities recorded for insurance and other matters for less than originally anticipated. Accordingly, the Company reduced such liabilities by $3.5 million. The resulting credit to income together with the $22 million restructuring charge amounted to a net charge of $17.6 million or $.52 per share, after taxes.


NOTE C -- 1993 RESTRUCTURING CHARGE

1993 -- In the fourth quarter of 1993, the Company recorded a $22 million restructuring charge, primarily to (i) terminate recycling initiatives that had not achieved profitability, (ii) discontinue efforts to obtain a hazardous waste landfill permit in Pennsylvania, and (iii) reorganize its Envirosafe and Conversion Systems units into the Treatment & Disposal Services business segment. The terminated recycling units (for the thermal treatment of electric arc steel furnace flue dust to recover zinc and for the sale of stabilized electric utility scrubber sludge for use in manufacturing concrete masonry blocks), together with Pennsylvania permitting efforts and other terminated activities, incurred 1993 operating losses and costs that reduced operating income by $3.3 million. Approximately $10 million of the total restructuring charge represented noncash losses resulting primarily from the write-off of property, plant and equipment. The charge also included $1 million for estimated operating losses to be incurred before the discontinued activities could be terminated, and the remainder represented estimated cash costs to close down the operating sites.

1994 -- As they were being terminated in the first quarter of 1994, the discontinued activities incurred operating losses of $.5 million, which were charged to the restructuring accrual. During 1994 the Company had more headcount reductions, at higher salary levels, than originally anticipated. Consequently, severance costs were higher than anticipated (and the ongoing cost savings greater than originally anticipated), and costs to discontinue efforts to obtain a hazardous waste landfill permit and for the expected sale of the Pennsylvania landfill site were less than anticipated, by approximately the same amounts.

1995 -- In 1995, the Company increased its estimate of costs to complete the final steps of the restructuring, primarily costs related to shut-downs of recycling units, by $.2 million.


NOTE D -- 1993 RECAPITALIZATION
-------------------------------

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

- The Company entered into a $60 million bank credit facility to replace its then existing bank credit agreement.

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


NOTE E -- DEBT
--------------

Debt is summarized as follows (in thousands):

                                                     December 31,
                                                 ---------------------
                                                   1995        1994
                                                   ----        ----
9-3/4% Senior Notes                             $ 220,000   $ 220,000
Bank Credit Facility                               44,000      25,000
Industrial revenue bond financings,
  equipment loans and other                        20,555      24,467
                                                  -------     -------
                                                  284,555     269,467
Less current maturities                             9,397       9,044
                                                  -------     -------
Long-term debt                                  $ 275,158   $ 260,423
                                                  =======     =======

At December 31, 1995, required principal payments for each of the succeeding five years are: $9.4 million in 1996 (including $5 million voluntarily repaid in January), $2.7 million in 1997, $3.9 million in 1998, $1.0 million in 1999 and $.1 million in 2000.

The 9-3/4% Senior Notes (10.3% effective rate including amortization of issuance costs) are due in 2003 and are redeemable, in whole or in part, at the Company's option after June 15, 1998 at 104.9% of principal amount, declining to 100% by June 15, 2001. Upon a change in control (as defined), the Company must offer to purchase the Senior Notes at 101% of principal amount.

In December 1995, the Company entered into a new five-year bank credit facility. This resulted in an extraordinary debt extinguishment loss of $.8 million, consisting of the unamortized issuance costs of the previous bank credit agreement.

The new bank credit facility provides $100 million of revolving credit borrowing and letter of credit capacity, declining by $12.5 million on each of January 4, 1999 and January 3, 2000 and terminating on January 2, 2001. Interest on borrowings is at a bank's prime rate (8.5% at December 31, 1995) plus .50% or at Eurodollar rates (approximately 5.7% at December 31, 1995) plus 1.75%. Outstanding letter of credit fees are at the rate of 2% per annum, and there is a .375% per annum commitment fee on the unutilized portion of the total amount. The facility is secured by accounts receivable and the Company's investments in stock and intercompany notes of its subsidiaries. At December 31, 1995, $44 million of revolving credit borrowings and $43.4 million of standby letters of credit were outstanding under this facility, including a $34.1 million letter of credit that guarantees payment for the redemption or retirement of the Class G preferred stock by July 15, 1996 (Note
F).

The bank facility prohibits cash dividends and contains financial covenants that require the Company to meet certain financial ratios and tests. Both the Senior Notes indenture and the bank facility contain additional restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

Industrial revenue bond financings of $9.1 million carry a weighted average effective interest rate of 9.3%. Equipment loans and other debt carry a weighted average effective interest rate of 11.7% and are secured with equipment.


NOTE F -- CLASS G REDEEMABLE PREFERRED STOCK
--------------------------------------------

At December 31, 1995, 237,420 shares of Class G preferred stock were outstanding. The Company is required to redeem such shares on July 15, 1996 at $100 per share plus accrued dividends. Such redemption will require $34.1 million, which will be financed with borrowings under the Company's bank credit agreement. In 1994, the Company repurchased and retired 100,800 shares of Class G preferred stock for $11.3 million.

Each share of Class G preferred stock has a $.25 par value and is convertible into 7.7 shares of common stock. Class G preferred stockholders are entitled to receive cumulative quarterly dividends, when declared, at the annual rate of $7.25 per share. The Company has not declared quarterly dividends that were otherwise payable beginning in October 1990. The December 31, 1995 recorded value and redemption value of the Class G preferred stock both include approximately $9.4 million of cumulative and undeclared dividends.

Upon liquidation, dissolution or winding up of the Company, the holders of Class G preferred stock are entitled to receive the redemption value of their shares before any distribution in respect of the common stock. Each share of Class G preferred stock has one vote, generally voting as a single class with the shares of common stock upon all matters presented to the stockholders.


NOTE G -- STOCKHOLDERS' EQUITY
------------------------------

As part of the 1993 recapitalization (Note D), the Company issued the equivalent of 13,333,333 shares of the Company's common stock, and all 107,000 outstanding shares of Class H preferred stock, aggregate par value $27,000, were exchanged for 3,066,667 shares of common stock.

Warrants are outstanding to purchase 400,000 shares of the Company's common stock at $3.50 per share, expiring in equal annual amounts on January 1, 1997 and 1998. The warrants may be exercised using a cashless exercise feature (by the surrender of shares of common stock subject to the warrants). Freeman Spogli holds warrants for 87% of such shares and the IBM Trust holds 12%. In 1995 warrants to purchase 695,652 shares of the Company's common stock at $4 per share and 200,000 shares at $3.50 per share were exercised using this cashless exercise feature, resulting in the issuance of 95,685 shares of the Company's common stock.

In addition, warrants to purchase 242,836 shares of common stock at seven cents per share are outstanding. In 1993 a warrant to purchase 55,555 shares of the Company's common stock was exercised at seven cents per share.

A total of 5,851,330 shares of the Company's common stock have been reserved for the warrants described above, for conversion of Class G preferred stock (Note F) and for stock options (Note H). Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

The Company is authorized to issue 5.4 million shares of preferred stock, par value $.25 per share, with such terms and conditions as shall be specified by the Company's Board of Directors. Upon redemption of Class G preferred stock, an additional .2 million shares will be authorized for issue.


NOTE H -- STOCK OPTIONS
-----------------------

The Company maintains stock option plans that provide options to key employees for the purchase of shares of the Company's common stock. Incentive stock options or non-qualified stock options are permitted. The terms, conditions and numbers of shares are determined by the Compensation and Stock Option Committee of the Board of Directors. Incentive stock options may not be granted at option prices less than the fair market value of the stock at the time of grant. Non-qualified stock options may not be granted at option prices less than 50% of the fair market value at the time of grant. At December 31, 1995, 1,091,150 shares were available for future grants.

In 1995 the Company adopted a stock option plan for outside directors (who are not affiliated with Freeman Spogli). Under the plan, on January 1 of each year each outside director is granted options to purchase 5,000 shares of the Company's common stock at the prior year-end market price. The plan also allows these directors to elect to receive below-market options in lieu of their annual directors' fees. In 1995 two directors elected to receive such options. All options granted under the plan become exercisable on the following January 1. At December 31, 1995, 697,568 shares were available for future grants.

The Company previously granted the four outside directors options outside the option plans to purchase 80,000 shares of the Company's common stock at option prices equal to the fair market value at the time of grant.

Option activity is summarized below:

                                                    Shares
                                      --------------------------------
                                           1995       1994       1993
                                           ----       ----       ----
Shares under option at Jan. 1         1,286,885  1,656,100  1,524,100
Options granted                         435,082     48,740    689,000
Options exercised (at average
  exercise prices of $2.50 in 1995,
  $2.74 in 1994 and $2.50 in 1993)       (4,800)   (41,500)    (5,000)
Options expired or cancelled           (125,525)  (376,455)  (552,000)
                                        -------    -------    -------
Shares under option at Dec. 31        1,591,642  1,286,885  1,656,100
                                        =======    =======    =======
Options exercisable at Dec. 31          866,485    612,200    618,140
                                        =======    =======    =======

At December 31, 1995, option prices ranged from $2.50 to $8.38 per share, and averaged $4.27 per share. These options expire on various dates from January 1996 through July 2005.

NOTE I - IU INTERNATIONAL ACQUISITION OBLIGATIONS
-------------------------------------------------

The Company purchased IU International Corporation ("IU International") in 1988. The Company has certain ongoing obligations resulting from the IU International acquisition that are unrelated to its current operations.

Current liabilities include IU International acquisition obligations of $7.1 million at December 31, 1995 and $12 million at December 31, 1994. These amounts represent ongoing obligations for insurance, employee benefits and other matters. Although the timing of some of the payments is uncertain, payments of at least $4 million will be required in 1996. As in the past, such payments will be reduced by IU International-related recoveries, if any. Payments on such obligations, reduced by recoveries, amounted to $9.6 million in 1995, $2.5 million in 1994 and $4.8 million in 1993.

Non-current other liabilities includes IU International acquisition obligations of $32.3 million at December 31, 1995 and $41.4 million at December 31, 1994 for insurance, employee benefits, income tax matters and other disputed matters.

In 1993 IU International liabilities related to income taxes were reduced by $18.5 million because such liabilities were expected to be settled for less than the amounts anticipated in the allocation of the 1988 acquisition cost. Accordingly, an $18.5 million reduction in goodwill was also recorded. See Note B for other adjustments to IU International liabilities which resulted in net credits to income.


NOTE J -- BUSINESS SEGMENTS
---------------------------

The Company's business segments are: Industrial Environmental Services, which provides recycling and other specialized services for the steel and aluminum industries, and Treatment & Disposal Services, which operates hazardous waste disposal landfills and provides waste stabilization services for the electric utility, steel and other industries.

Information by business segment for the three years ended December 31, 1995 follows (in thousands):

                                        Industrial  Treatment
                                         Environ-      &       Corporate
                                          mental    Disposal    Head-
                                         Services   Services   quarters   Total
                                         -------     -------   -------   -------

Revenues
 1995                                  $  222,043   $42,641              $ 264,684
 1994                                     206,477    53,038                259,515
 1993                                     197,268    73,758                271,026
 ----------------------------------------------------------------------------------

Operating income (loss)

1995 -- after unusual
  items, net (Note B)                   $  43,709  $  1,511   $(2,854)   $  42,366
    Unusual items, net sub-
    tracted (added) above                   1,071       100    (3,628)      (2,457)
    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
1994 -- after unusual item
  reclassifications
  (Note B)                                 38,724     6,919    (5,924)      39,719
    Unusual item
    reclassifications sub-
    tracted (added) above                     580      (580)
  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
1993 -- after unusual
  items, net (Note B)                      17,926    (5,269)   (4,004)       8,653
    Unusual items, net sub-
    tracted (added) above                  14,000     7,600    (3,100)      18,500
-------------------------------------------------------------------------------------
Identifiable assets
 1995                                   $ 300,588 $ 136,516 $  12,578    $ 449,682
 1994                                     299,965   135,138    15,075      450,178
 1993                                     300,278   111,328    15,639      427,245
-------------------------------------------------------------------------------------
Depreciation and amortization
 1995                                   $  24,924 $   7,286  $  1,406   $   33,616
 1994                                      23,738     9,988     1,282       35,008
 1993                                      25,667    11,086     3,278       40,031
-------------------------------------------------------------------------------------
Capital expenditures
 1995                                   $  26,134 $   6,345 $      81   $   32,560
 1994                                      21,755    17,428        78       39,261
 1993                                      19,752    12,963        53       32,768

Corporate headquarters expenses and assets support both segments but are not directly associated with either. Corporate assets consist principally of cash and cash equivalents and unamortized debt issuance costs.

Industrial Environmental Services revenues of approximately $41 million in 1995, $45 million in 1994 and $47 million in 1993 were from USX Corporation, the Company's largest steel industry customer. At December 31, 1995, $21.7 million of consolidated accounts receivable result from services performed within the domestic steel industry. Industrial Environmental Services steel industry customers and operations are located throughout the United States and Canada, and its aluminum industry customers and operations are in western United States. Treatment & Disposal Services landfills are in Idaho and Ohio. Foreign operations are not significant.

The following table sets forth the percentage of total revenue contributed by each class of services during the three years ended December 31, 1995:

                                         1995        1994        1993
                                         ----        ----        ----
Industrial recycling                    71.9%        67.3%       59.4%

Specialized services                    12.0         12.3        12.0

Waste stabilization
  and disposal                          13.1         17.8        17.2

Stabilization system design,
  supply and construction                3.0          2.6        10.0

Discontinued services                                             1.4


NOTE K -- INCOME TAXES
----------------------

The components of income tax expense are as follows (in thousands):

                                       1995          1994        1993
                                       ----          ----        ----
Taxes payable:
  State                            $   1,001    $   2,310   $   2,280
  Canadian                               261          266         269
Federal taxes not
  payable in cash                      4,346        1,704
                                     -------      -------     -------
                                   $   5,608    $   4,280    $  2,549
                                     =======      =======     =======


Income tax expense varies from amounts computed by applying the 35% United States federal income tax rate for the following reasons (in thousands):

                                       1995         1994       1993
                                       ----         ----       ----
Expense (benefit) of pre-tax
  income (loss) before extra-
  ordinary loss at statutory
  rate                             $   5,639    $   5,369   $  (6,659)
Goodwill amortization                  1,733        1,751       1,942
Effect of (reducing) increasing
  deferred tax valuation
  allowance                           (2,253)      (4,375)      5,708
Effects of state and Canadian
  income taxes                           683        1,535       1,558
Other                                   (194)
                                     -------      -------     -------
                                   $   5,608    $   4,280   $   2,549
                                     =======      =======     =======


Canadian income before tax amounted to $.6 million in 1995 and $.7 million in 1994 and 1993.

Income tax expense includes $4.3 million in 1995 and $1.7 million in 1994 that will never be paid in cash. This expense is due to the origins of certain of the Company's deferred tax assets and is described in the following paragraphs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Total deferred federal tax liabilities, assets and the valuation allowance net to zero and, therefore, do not appear in the consolidated balance sheet. They are as follows (in thousands):

                                                     December 31,
                                                 -------------------
                                                   1995        1994
                                                   ----        ----
Deferred tax liabilities                        $ (22,125)  $ (19,830)
Deferred tax assets                               146,550     150,854
Valuation allowance                              (124,425)   (131,024)
                                                  -------     -------
  Net deferred taxes                            $     -0-   $     -0-
                                                  =======     =======

The valuation allowance was reduced by $6.6 million in 1995 and $6.1 million in 1994. Of these amounts $2.3 million and $4.4 million, respectively, were credited to reduce income tax expense. In both years the remaining valuation allowance reductions were credited to reduce goodwill, resulting in federal taxes not payable in cash, because the underlying temporary differences were attributable to the IU International acquisition (Note I). The valuation allowance reductions occurred because (i) certain deferred tax assets were recognized (as restructuring costs (Note C) and IU International acquisition obligation payments became deductible for tax purposes), (ii) additions to deferred tax liabilities made the realization of remaining deferred tax assets more likely, and (iii) in 1995, there were net reductions of IU International obligations as described in Note B. In 1993 both net deferred tax assets and the valuation allowance increased by $17 million, due primarily to additional deferred tax assets (principally arising from the 1993 restructuring charge and a 1993 tax net operating loss) and to the one percent federal tax rate increase.

Significant components of the Company's deferred federal tax liabilities and assets are as follows (in thousands):


                                                      December 31,
                                                  --------------------
                                                 1995             1994
                                                 ----             ----
Deferred tax liabilities:
  Tax over book depreciation plus
    IU International acquisition purchase
    price allocation to property, plant
    and equipment                               $ (11,671)  $ (11,594)
  Tax over book post-closure deductions            (6,483)     (4,494)
  Tax over book landfill permit
    amortization                                   (3,747)     (3,596)
  Other                                              (224)       (146)
                                                  -------     -------
    Total deferred tax liabilities                (22,125)    (19,830)
                                                  -------     -------

Deferred tax assets:
  Net operating loss carryforwards                114,099     113,015
  Capital loss carryforwards                        3,870       3,395
  Allowance for a doubtful receivable
    and insurance accruals that would
    result in capital losses                        6,682       8,575
  Other insurance accruals                          3,084       5,646
  Restructuring charge                              1,108       3,144
  Pension and other postretirement
    benefits accruals                               5,012       5,368
  Closure cost accruals                             3,304       3,065
  Other accruals                                    9,391       8,646
                                                  -------     -------
    Total deferred tax assets                     146,550     150,854
  Valuation allowance                            (124,425)   (131,024)
                                                  -------     -------
   Net deferred tax assets                         22,125      19,830
                                                  -------     -------
   Net deferred taxes                           $     -0-   $     -0-
                                                  =======     =======

Deferred tax assets represent reductions of future tax payments that would otherwise be required as the Company reports taxable income. The $114.1 million deferred tax asset listed above represents net operating loss carryforwards of $326 million, which expire in various years as discussed in the next paragraph. Most of the $3.9 million deferred tax asset representing capital loss carryforwards expires in 1998. All the carryforwards are based on the Company's consolidated federal income tax returns through 1994 and estimated return amounts for 1995. All the other deferred tax assets represent items already reflected in the financial statements that will become available to reduce future federal income taxes as they become deductible for tax purposes.

The $326 million of net operating loss carryforwards expire as follows: $76 million in 1996, $10 million in 1997, $147 million in 1998, $1 million in 2000, $15 million in 2003, $46 million in 2005, $11 million in 2006, $9 million in 2008, $8 million in 2009 and $3 million in 2010. The recapitalization described in Note D resulted in an "ownership change" (as defined in the Internal Revenue Code) that could limit the future use of the net operating loss carryforwards that expire through 2006. However, based on a comprehensive study of its overall federal tax position, the Company believes that sufficient tax loss carryforwards will be available, together with its other deferred tax assets, to enable it to pay only federal alternative minimum tax, at an effective rate of approximately 2%, through 1998. In addition, the Company expects to utilize its deferred tax assets to reduce substantially its federal income tax payments for several years thereafter. The Internal Revenue Service has not examined the Company's tax returns for years after 1979. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.

A substantial portion of the deferred tax asset arising from net operating loss carryforwards originated prior to the Company's 1983 reorganization. In accordance with applicable accounting principles, future tax benefits associated with the pre-reorganization carryforwards will be excluded from net income and credited to capital in excess of par value. The Company also has deferred tax assets arising from IU International acquisition obligations. Future tax benefits associated with these deferred tax assets will also be excluded from net income, and will be credited to goodwill. Utilization of both of these types of deferred tax assets results in income tax expense that will never be payable in cash. Future tax benefits from deferred tax assets arising from normal operations will reduce income tax expense. Subject to the limitations discussed in the preceding paragraph and the Company's ability to generate sufficient future taxable income, upon realization of the net deferred tax assets and liabilities, the $124.4 million valuation allowance would be applied as follows: $82.6 million would be credited to capital in excess of par value, $26.4 million would be credited to reduce goodwill and $15.4 million would reduce income tax expense.

Pursuant to Statement of Financial Accounting Standards No. 109, as of January 1, 1993 the Company adopted a new method of accounting for income taxes.
Prior periods, accounted for under the provisions of Accounting Principles Board Opinion No. 11, were not restated. The cumulative effect of adopting the new method was a non-cash charge in the consolidated statement of operations of $2.3 million. The resulting $2.3 million liability was eliminated by the recognition of offsetting tax benefits associated with future tax deductible payments of liabilities recorded in connection with the IU International acquisition. Because these tax benefits were attributable to deductible temporary differences that existed at the IU International acquisition date, such benefits were applied to reduce goodwill.


NOTE L -- RETIREMENT PLANS
--------------------------

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

Net periodic pension cost for defined benefit plans includes the following (in thousands):

                                       1995          1994       1993
                                       ----          ----       ----
Service cost -  benefits
  earned during the period         $     787    $     868   $   1,036
Interest cost on projected
  benefit obligations                  1,393        1,276       1,458
Actual gain on plan assets            (2,860)        (238)     (2,204)
Net amortization and deferral          1,341       (1,083)        643
                                      -------     -------     -------
Net periodic pension cost          $     661    $     823   $     933
                                     =======      =======     =======

The funded status, calculated principally using measurement dates of October
31, 1995 and 1994, and the liability accrued in the consolidated balance sheet for defined benefit plans are as shown below (in thousands):

                                                       December 31,
                                                   -------------------
                                                    1995       1994
                                                    ----       ----

Actuarial present value of
  benefit obligations:
   Vested                                       $  19,342   $  16,841
                                                  -------     -------
   Accumulated                                  $  19,355   $  16,854
                                                  -------     -------
   Projected                                    $  19,485   $  16,963
Plan assets at fair value                          16,349      13,841
                                                  -------     -------
Projected benefit obligations
  in excess of plan assets                          3,136       3,122
Unrecognized net loss                              (2,633)     (2,301)
Prior service gain not yet recognized
  in net periodic pension cost                      4,333       4,702
Other                                                 311         182
                                                  -------     -------
Pension liability                               $   5,147   $   5,705
                                                  =======     =======

The actuarial present value of projected benefit obligations was determined using discount rates of 7.25% in 1995 and 8.5% in 1994. The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5%.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $1.6 million in 1995 and $1.5 million in 1994 and 1993.

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multiemployer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multiemployer pension plans. Costs for multiemployer pension plans amounted to $1.7 million in 1995, 1994 and 1993.

In addition to pension plans, the Company has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. Pursuant to Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), in the first quarter of 1993 the Company changed its method of accounting for these postretirement benefits. The cumulative effect of this accounting change was immaterial and is being recognized on a prospective basis. The actuarially computed cost for these plans amounted to $.5 million in 1995 and $.4 million in 1994 and 1993. The Company funds the postretirement benefits on a "pay-as-you-go" basis.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Costs for these plans, which includes both current and postretirement benefit costs, amounted to $1.7 million in 1995, $1.6 million in 1994 and $1.4 million in 1993.

At each of December 31, 1995 and 1994, other long-term liabilities includes approximately $5 million of accrued postretirement benefit obligations, based on discount rates of 7.25% in 1995 and 8.5% in 1994. Such amount, recorded in connection with the 1988 IU International acquisition, approximates the accumulated postretirement obligations under SFAS No. 106.

Future cost increases in health care benefits covered by the plans are assumed to be 12% in 1996, decreasing 1% per year to 5% in 2002 and remaining at that level thereafter. Increasing these rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $.3 million and would not have had a material impact on the cost for 1995.


NOTE M -- SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Amortization in the consolidated statement of cash flows includes amortization of goodwill, landfill permits and deferred charges related to landfill closure together with noncash interest costs.

Changes in working capital include the following (in thousands):

                                          1995        1994      1993
                                          ----        ----      ----
Accounts receivable                   $   7,221  $  (8,483) $   1,270
Other current assets                       (549)        38     (1,279)
Trade payables and other
  current liabilities                    (6,304)     4,366     (1,496)
                                        -------    -------    -------
Cash provided (used)                  $     368  $  (4,079) $  (1,505)
                                        =======    =======    =======


Closure trust fund payments include the following activity (in thousands):

                                          1995       1994       1993
                                          ----       ----       ----
Purchases of investments              $ (17,643) $ (16,193) $ (12,110)
Sales of investments                      8,556      3,327      6,936
                                        -------    -------    -------
Net cash used                         $  (9,087) $ (12,866) $  (5,174)
                                        =======    =======    =======

Ongoing net cash flows related to the IU International acquisition are principally payments of non-recurring pre-acquisition obligations.

The Company paid interest of $26.3 million in 1995, $23.7 million in 1994 and $30.7 million in 1993, excluding amounts capitalized. Interest costs of $.2 million in 1995 and $.6 million in 1994 and in 1993 were capitalized.

The Company paid income taxes, net of refunds, of $1.2 million in 1995, $1.6 million in 1994 and $1.4 million in 1993.


NOTE N -- FINANCIAL INSTRUMENTS
-------------------------------

The Company has not utilized any derivative financial instruments since before 1993. The Company considers the use of such instruments when appropriate to mitigate risks.


The estimated fair values of financial instruments carried in the Company's consolidated balance sheet are as follows (in thousands):

                                           December 31,
                                 ---------------------------------
                                     1995                1994
                             --------------------- ---------------------
Consolidated Balance          Fair     Carrying     Fair     Carrying
  Sheet Caption              Values     Amounts    Values     Amounts
------------------------------------------------------------------------
Other current assets        $ 1,195    $ 1,195    $   780    $   780
Closure trust fund
  (Idaho)                    11,346     11,356      9,333      9,748
Other non-current
  assets                      2,764      2,824      2,479      2,499
Insurance obligations         6,257      6,257      8,113      8,113
Other current
  liabilities                    64         64      6,692      6,692
Current portion of debt       9,397      9,397      9,044      9,044
Redeemable preferred
  stock                      32,764     33,092     27,345     31,396
Other non-current
  liabilities                 6,333      8,787      9,944     14,689
Long-term debt              252,092    275,158    233,582    260,423
--------------------------------------------------------------------

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


NOTE O -- COMMITMENTS AND CONTINGENCIES
---------------------------------------

Future minimum lease payments for non-cancelable operating leases as of December 31, 1995 amount to $8.3 million in 1996, $7.1 million in 1997, $6.2 million in 1998, $4.3 million in 1999, $2.0 million in 2000 and $.9 million thereafter. Operating leases are primarily for machinery and equipment. Rental expense was $10.2 million in 1995, $7.8 million in 1994 and $6.9 million in 1993.

The Company has made commitments to spend $8 million in 1996 for equipment additions. To secure its obligations to close its Idaho landfill and perform post-closure monitoring and maintenance procedures, the Company must deposit into a closure trust fund approximately $1 million annually through 1998. The Company believes these payments together with those previously made will satisfy substantially all of its landfill closure and post-closure obligations, based on current regulations and permitted capacity.

At December 31, 1995, the Company was contingently liable for $43.4 million of letters of credit outstanding under its bank credit agreement, including a $34.1 million letter of credit that guarantees payment for the redemption or retirement of the Class G preferred stock by July 15, 1996 (Note F). Of the remaining $9.3 million, approximately $5 million is to secure other liabilities already reflected in the consolidated balance sheet.

IU International Corporation ("IU International") sold P-I-E Nationwide, Inc. ("PIE") in 1985. PIE commenced bankruptcy proceedings in 1990 and ceased operations, which triggered withdrawal liabilities to certain multiemployer pension plans, estimated by PIE in 1990 to aggregate $58 million. In 1991 the trustees of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU International's 1985 sale of PIE would justify a claim against the Company for any deficiencies in PIE's payment of withdrawal liabilities to such plan. Such plan did not again contact the Company concerning this matter until March 15, 1995, when the Company was advised that such plan's consideration as to whether it would assert a claim is ongoing. The Company believes any such claim is unwarranted and, if such claim were asserted, would contest any such claim vigorously. The Company believes it will ultimately prevail on the merits. However, under the Multiemployer Pension Plan Amendments Act of 1980, the federal statute governing such plans, the plan trustees could require the

Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. However, the resolution of such matters, which potentially could take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

The Company's Ohio and Idaho facilities hold operating permits issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended, that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity in its approved disposal cells well into the next decade.

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


NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------
(In thousands, except per share amounts)

                         Mar. 31    June 30     Sept. 30    Dec. 31
---------------------------------------------------------------------
1995
----
Revenues               $  70,823   $  66,533    $  64,822   $  62,506
Gross profit              17,070      17,140       17,293      16,798
Operating income           9,611      11,183       11,296      10,276
Income before extra-
 ordinary loss             1,575       3,313        3,138       2,478
Net income                 1,575       3,313        3,138       1,672
Income per share
 before extraordinary
 loss                        .03         .07          .07         .05
----------------------------------------------------------------------

1994
----
Revenues               $  58,423   $  63,458    $  66,001   $  71,633
Gross profit              14,049      17,723       18,558      20,602
Operating income           6,255       9,275       11,052      13,137
Net income (loss)           (470)      2,316        3,340       5,873
Income (loss)
  per share                 (.02)        .05          .07         .16
----------------------------------------------------------------------

1995 operating income benefitted from the unusual items discussed in Note B. Such benefit was $.8 million in the June quarter, $1.2 million in the September quarter and $.5 million in the December quarter. After the disproportionate effect of federal taxes not payable in cash, these items affected net income and per share amounts as follows: in the June quarter $.5 million income ($.01 per share), in the September quarter $.1 million loss (no per share effect) and in the December quarter $1.5 million loss ($.04 per share). Also, fourth quarter operating income and net income benefitted by $1 million ($.03 per share) from reduced expected closure costs at an inactive landfill site.

Except for the disproportionate tax effects of the unusual items in 1995, full year income tax expense was lower than originally expected in both 1995 and 1994. Consequently, December quarter net income benefitted by $.8 million or $.02 per share in 1995 and $1 million or $.02 per share in 1994.

In 1994 preferred stock retirement gains amounted to $.01 per share in the March quarter and $.03 per share in the December quarter.

                                           ENVIROSOURCE, INC.                                 SCHEDULE II

                                    VALUATION AND QUALIFYING ACCOUNTS

                              Years ended December 31, 1995, 1994 and 1993
                                         (Dollars in thousands)


                                                      Additions
                                                 ------------------
                                   Balance at  Charged to    Charged to                 Balance at
                                   beginning   costs and        other                     end of
    Description                    of period   expenses       accounts    Deductions (A)  period
    -----------                    ---------   --------       --------    ----------      ------

       1995
       ----

       Allowance for doubtful
        accounts                  $      616  $      149                  $       36        $ 729
                                     =======     =======                     =======      =======

       1994
       ----

       Allowance for doubtful
        accounts                  $      944  $       143                  $      471       $ 616
                                     =======      =======                     =======     =======


        1993
        ----

        Allowance for doubtful
         accounts                 $    1,333  $      (127)                 $      262       $ 944
                                     =======      =======                     =======     =======

(A)  Amounts written off.


                       EXHIBIT INDEX

Number              Exhibit                    Page
-----               -------                    ----

 4.14    Credit Agreement, dated as of         EXHIBIT 1
         December 19, 1995, among the
         Company, International Mill
         Service, Inc., the lenders
         parties thereto, NationsBank,
         N.A., as Administrative Agent,
         and Credit Lyonnais, as Syndication
         Agent.

10.13    Stock Option Agreements, dated        EXHIBIT 2
         July 1, 1995, between the Company
         and Wallace B. Askins and Arthur
         R. Seder.

10.14    Stock Option Agreements, dated        EXHIBIT 3
         January 1, 1996, between the
         Company and Arthur R. Seder, Jr.,
         Wallace B. Askins, Raymond P.
         Caldiero and Jeffrey G. Miller.

21.1     Subsidiaries of the Company.          EXHIBIT 4

23.1     Consent of Ernst & Young.             EXHIBIT 5