Form 10-Q
period 1996-03-31
ENVIROSOURCE INC
filed 1996-05-15
CIK 106752

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

The number of shares outstanding of the Registrant's Common Stock as of the close of business on May 10, 1996 was 40,209,844.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
- - ------------------------------


                            EnviroSource, Inc.
                   CONSOLIDATED CONDENSED BALANCE SHEET
                          (Dollars in thousands)

                                                         March 31,  December 31,
                                                           1996         1995
                                                           ----         ----
                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                              $  3,899      $  8,367
  Accounts receivable, less allowance
    for doubtful accounts of $696
    and $729                                               36,519        37,208
  Other current assets                                      8,614         8,252
                                                            -----         -----
      Total current assets                                 49,032        53,827

Property, plant and equipment, at cost                    291,817       287,198
  Less allowance for depreciation                         130,194       124,636
                                                          -------       -------
                                                          161,623       162,562

Goodwill, less amortization                               154,050       155,255

Landfill permits, less amortization                        22,805        22,549

Closure trust funds and deferred
  charges, less amortization                               33,729        33,867

Debt issuance costs, less amortization                      9,342         9,625

Other assets                                               11,552        11,997
                                                           ------        ------
                                                         $442,133      $449,682
                                                         ========      ========


See Notes to Consolidated Condensed Financial Statements.

                            EnviroSource, Inc.
             CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                          (Dollars in thousands)


                                                       March 31,    December 31,
                                                         1996          1995
                                                         ----          ----
                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables                                      $  10,337       $  13,125
  Salaries, wages and related benefits                    8,496          10,161
  Insurance obligations                                   6,499           6,257
  Estimated reorganization and
    restructuring costs                                   2,965           1,779
  Interest                                                7,798           1,279
  Other current liabilities                              12,071          12,836
  Current portion of debt                                 3,841           9,397
  Class G redeemable preferred stock
    due July 15, 1996                                       184          33,092
                                                            ---          ------
      Total current liabilities                          52,191          87,926

Long-term debt                                          307,412         275,158

Other liabilities                                        52,589          53,994

Commitments and contingencies (Note D)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,199,844 shares issued and
    outstanding in 1996 and 40,194,244
    shares in 1995                                        2,010           2,010
  Capital in excess of par value                        162,594         162,580
  Accumulated deficit                                  (132,885)       (130,189)
  Stock purchase loans receivable from
    officers                                               (840)           (840)
  Canadian translation adjustment                          (938)           (957)
                                                           ----            ----
      Total stockholders' equity                         29,941          32,604
                                                         ------          ------

                                                      $ 442,133       $ 449,682
                                                      =========       =========




See Notes to Consolidated Condensed Financial Statements.

                            EnviroSource, Inc.
        CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                          (Dollars in thousands)



                                                           Three months ended
                                                               March 31,
                                                               ---------
                                                            1996           1995
                                                            ----           ----
Revenues                                                $ 61,971       $ 70,823

Cost of revenues                                          48,171         53,753
Selling, general and
    administrative expenses                                7,206          7,459
Unusual charges                                            3,400
                                                           -----          -----
Operating income                                           3,194          9,611

Interest income                                              257            282

Interest expense                                          (7,354)        (6,983)
                                                          ------         ------
(Loss) income before income taxes                         (3,903)         2,910

Income tax benefit (expense):
    Taxes payable                                             18           (363)
    Federal taxes not payable in cash                      1,337           (972)
                                                           -----           ----
Net (loss) income                                         (2,548)         1,575

Preferred stock dividend requirements,
    reduced by retirement gains of $250
    in 1996                                                 (148)          (448)
                                                            ----           ----
(Loss) income applicable to common shares
    and equivalents                                     $ (2,696)      $  1,127
                                                        ========       ========

Net (loss) income per share                             $  (0.07)      $   0.03
                                                        ========       ========



See Notes to Consolidated Condensed Financial Statements.

                            EnviroSource, Inc.
        CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (Dollars in thousands)




                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                            1996          1995
                                                            ----          ----
OPERATING ACTIVITIES
Net (loss) income                                        $ (2,548)     $  1,575
Adjustments to reconcile net (loss) income
  to cash provided by operations:
  Income tax (benefit) expense not
      payable in cash                                      (1,337)          972
  Depreciation                                              6,196         6,417
  Amortization                                              2,129         2,401
  Reorganization and restructuring costs                    1,641          (475)
  Changes in working capital                                2,366         6,573
  Other                                                        43           790
                                                               --           ---
Cash provided by operating activities                       8,490        18,253
                                                            -----        ------

INVESTING ACTIVITIES
Property, plant and equipment additions                    (5,392)       (7,342)
Landfill permit additions and closure
  expenditures                                               (983)         (476)
Closure trust fund payments                                  (214)         (120)
Ongoing net cash flows related to
  IU acquisition                                             (688)       (2,528)
Other                                                         698          (669)
                                                              ---          ----
Cash used by investing activities                          (6,579)      (11,135)
                                                          -------      --------

FINANCING ACTIVITIES
Issuance of debt                                           33,000
Debt repayment                                             (6,319)       (5,261)
Retirement of preferred stock                             (33,056)          (42)
Sale of common stock                                           14            12
Other                                                         (18)          (35)
                                                              ---           ---
Cash used by financing activities                          (6,379)       (5,326)
                                                           ------        ------
CASH AND CASH EQUIVALENTS
  (Decrease) increase during the period                    (4,468)        1,792
  Beginning of year                                         8,367         8,389
                                                            -----         -----
  End of period                                          $  3,899      $ 10,181
                                                         ========      ========


See Notes to Consolidated Condensed Financial Statements.

                               EnviroSource, Inc.
        Notes to Consolidated Consensed Financial Statements (Unaudited)

NOTE A.  BASIS OF PRESENTATION
- - ------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges discussed in Note B) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated condensed balance sheet at December 31, 1995 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B.  UNUSUAL CHARGES
- - ------------------------

In the first quarter the Company initiated a reorganization to improve productivity and reduce costs. The reorganization consists principally of consolidating all the Company's headquarters functions in a single office. The Company's Stamford, Connecticut corporate headquarters and the Treatment & Disposal Services segment's Horsham, Pennsylvania headquarters both will be closed by mid-year and their activities moved to the International Mill Service headquarters building, also in Horsham. Early in the second quarter, the Company decided to close IMSAMET's Phoenix, Arizona headquarters as well. Approximately 55 positions will be eliminated as a result of the reorganization, mostly in the Treatment & Disposal Services segment.

To cover the cost of these and related changes, the Company expects to record restructuring and relocation charges during 1996 of approximately $4.4 million. $2.5 million of this amount was recorded in the first quarter for closure of both the Company's Stamford headquarters and Treatment & Disposal Services' headquarters and related employee termination costs, $.3 million of which was spent in the first quarter. As a result of reorganizing, the Company expects to realize ongoing cost savings of approximately $5 million per year. Savings of approximately $3.5 million are expected in 1996.

In the first quarter the Company also recorded a $.9 million charge resulting from the recent settlement of the last disputed matter remaining from the Company's 1993 restructuring.

The first quarter unusual charges together with the gain from retiring Class G preferred stock (Note C), amounted to a net $.05 loss per share.

                               EnviroSource, Inc.
        Notes to Consolidated Consensed Financial Statements (Unaudited)

NOTE C.  OTHER INFORMATION
- - --------------------------

In the first quarter of 1996, the Company retired 236,120 shares of Class G redeemable preferred stock for $33.1 million, resulting in a $250,000 retirement gain.

At March 31, 1996, $72 million of revolving credit borrowings and $9.3 million of standby letters of credit were outstanding.

The Company paid interest of $.5 million and $1.4 million during the three months ended March 31, 1996 and 1995.

In the three months ended March 31, 1996, state income tax benefit more than offset foreign income taxes payable. Income tax expense payable for the three months ended March 31, 1995 consists of state and foreign income taxes. In the three months ended March 31, 1996 and 1995, the Company made cash income tax payments, net of refunds, of $.1 million and $.3 million.

Per share amounts are based on the weighted average number of common shares outstanding and the dilutive effect of stock options and warrants: 40,577,000 and 40,625,000 for the three months ended March 31, 1996 and 1995. The Class G redeemable preferred stock was not dilutive.


NOTE D.  COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

As of March 31, 1996, the Company has commitments to spend $8 million for equipment additions.

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

At March 31, 1996, the Company was contingently liable for $9.3 million of letters of credit outstanding under its bank credit agreement, including approximately $5 million to secure liabilities already reflected in the consolidated condensed balance sheet.

                               EnviroSource, Inc.
        Notes to Consolidated Consensed Financial Statements (Unaudited)


NOTE D.  COMMITMENTS AND CONTINGENCIES -- Continued
- - ---------------------------------------------------

IU International Corporation ("IU International") sold P-I-E Nationwide, Inc. ("PIE") in 1985. PIE commenced bankruptcy proceedings in 1990 and ceased operations, which triggered withdrawal liabilities to certain multiemployer pension plans, estimated by PIE in 1990 to aggregate $58 million. In 1991 the trustees of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU International's 1985 sale of PIE would justify a claim against the Company for any deficiencies in PIE's payment of withdrawal liabilities to such plan. Such plan did not again contact the Company concerning this matter until early in 1995, when the Company was advised that such plan's consideration as to whether it would assert a claim is ongoing. Such plan recently sent a letter to the Company indicating that it intends to initiate a claim under the Multiemployer Pension Plan Amendments Act of 1980 ("MPPAA") if the plan and the Company are unable to resolve the matter promptly. The Company believes any such claim is unwarranted and, if asserted, would contest any such claim vigorously. The Company also believes it will ultimately prevail on the merits. However, under MPPAA, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company will be meeting with the plan in the near future to discuss the issues raised in the plan's letter and to seek resolution of this matter. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. However, resolution of this matter, which is likely to take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

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

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such requirements not only can affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other

                               EnviroSource, Inc.
        Notes to Consolidated Consensed Financial Statements (Unaudited)


NOTE D.  COMMITMENTS AND CONTINGENCIES -- Continued
- - ---------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

RESULTS OF OPERATIONS

                                            Three months
                                                ended               1996 (lower)
                                              March 31,              than 1995
                                              ---------              ---------
                                          1996        1995        Amount       %
                                          ----        ----        ------       -
                                              (Dollars in thousands)
Revenues
    Industrial Environmental Services   $ 54,323    $ 56,182    $ (1,859)    (3)%
    Treatment & Disposal Services          7,648      14,641      (6,993)   (48)%
                                           -----      ------      ------
                                        $ 61,971    $ 70,823    $ (8,852)   (12)%
                                        ========    ========    ========
Gross Profit
    Industrial Environmental Services   $ 13,493    $ 14,711    $ (1,218)    (8)%
    Treatment & Disposal Services            307       2,359      (2,052)   (87)%
                                             ---       -----      ------
                                        $ 13,800    $ 17,070    $ (3,270)   (19)%
                                        ========    ========    ========
Operating Income
    Industrial Environmental Services   $  9,703    $ 10,942    $ (1,239)   (11)%
    Treatment & Disposal Services         (1,573)        124      (1,697)     -
    Corporate headquarters                (1,536)     (1,455)        (81)    (6)%
    Unusual charges                       (3,400)                 (3,400)     -
                                          ------     -------      ------
                                        $  3,194    $  9,611    $ (6,417)   (67)%
                                        ========    ========    ========


    Industrial Environmental Services revenues declined as conditions in the aluminum industry in the 1996 quarter were not as favorable as in the 1995 quarter. In the 1995 quarter aluminum prices were higher and our Idaho facility enjoyed a higher volume of used beverage cans for recycling. Conditions in the steel industry were strong in both the 1996 and 1995 quarters. However, revenues (and earnings) in the second half of the year and beyond will be adversely affected by the loss of a steel industry customer that accounted for approximately 4% of first quarter Industrial Environmental Services revenue. The Company is taking steps to obtain additional business that would partially offset this impact. Treatment & Disposal Services revenues decreased because there was no scrubber sludge stabilization system contract revenue in 1996 compared with $4.3 million of revenue from one such contract in 1995. Treatment and disposal volume reductions in 1996, resulting from continuing depressed market conditions, contributed the rest of the decline.

    Industrial Environmental Services gross profit decreased for the reasons discussed above as well as continued losses at the year-old Utah dross processing plant and slightly lower margins in the metal recovery operations that service the steel industry. The Treatment & Disposal Services gross profit decline was primarily due to the shortfall in treatment and disposal volume and to a lesser extent to the lack of any stabilization system contracts. The Treatment & Disposal Services segment is continuing the comprehensive marketing program it began in 1995 to increase treatment and disposal volume by using its proprietary Super Detox(SM) technology to treat steel mill electric arc furnace dust at its Ohio and Idaho facilities. Despite the overall shortfall in treatment and disposal volume, tonnages of this waste stream are increasing steadily.

    Continuing selling, general and administrative expenses at Treatment & Disposal Services were $.4 million lower in 1996 due to the effect of the 1996 reorganization which is discussed in the next paragraph.

    1996 unusual charges of $3.4 million include $.9 million resulting from the recent settlement of the last disputed matter remaining from the Company's 1993 restructuring and $2.5 million for the Company's previously announced 1996 reorganization. See Note B for a description of the reorganization. To cover the cost of this reorganization, the Company expects to record restructuring and relocation charges during 1996 totaling approximately $4.4 million. $2.5 million of this amount was recorded in the first quarter for closure of both the Company's Stamford headquarters and Treatment & Disposal Services' headquarters and related employee termination costs, $.3 million of which was spent in the first quarter. As a result of reorganizing, the Company expects to realize ongoing cost savings of approximately $5 million per year. Savings of approximately $3.5 million are expected in 1996. The consolidation of the Corporate, International Mill Service and Treatment & Disposal Services staffs under one roof will also enhance the Company's ability to expand the range of environmental and specialized material handling services it provides to the U.S. steel industry, its largest customer base.

    In 1995 an unusual charge of $.4 million for Industrial Environmental Services severance cost was offset by an unusual Treatment & Disposal Services gain resulting from the sale of its prospective Pennsylvania landfill site, designated for disposal as part of the Company's 1993 restructuring, for more than previously estimated.

    Interest expense increased $.4 million primarily due to higher average debt levels.

    The income tax benefit in the 1996 period compared to expense in the 1995 period was due to the pre-tax loss in the current period versus income in 1995.

    Due to the factors described above, the 1997 net loss was $2.5 million compared with $1.6 million net income in 1995.

    Class G preferred stock dividend requirements in 1996 were reduced due to the retirement of almost all of the outstanding shares in the 1996 quarter, resulting in a $.3 million retirement gain.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise primarily from the funding of its capital expenditures, Treatment & Disposal Services trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

    In addition, the Company's Class G redeemable preferred stock was due for redemption on July 15, 1996. In the first quarter of 1996, the Company retired virtually all of such Class G preferred stock for $33.1 million, financed with borrowings under its bank credit facility.

    The Company expects 1996 capital expenditures of $20 to $25 million, primarily for equipment replacements. $5.4 million was spent through March 31, 1996 and the Company is committed for an additional $8 million.

    Treatment & Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. These payments amounted to $27.1 million in the three years 1993 through 1995. However, based on current regulations and permitted capacity, remaining payments are expected to amount to about $1 million annually through 1998.

    The consolidated balance sheet reflects negative working capital of $3.2 million at March 31, 1996, including a $3 million accrued liability for estimated reorganization and restructuring costs. Scheduled debt repayments in the last three quarters of 1996 are $3 million.

    In early 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU International Corporation prior to the Company's acquisition of IU International in 1988. See Note D. Such plan recently sent a letter to the Company indicating that it intends to initiate a claim under the Multiemployer Pension Plan Amendments Act of 1980 ("MPPAA") if the plan and the Company are unable to resolve the matter promptly. The Company believes any such claim is unwarranted and, if asserted, would contest any such claim vigorously. The Company also believes it will ultimately prevail on the merits. However, under MPPAA, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company will be meeting with the plan in the near future to discuss the issues raised in the plan's letter and to seek resolution of this matter. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. However, resolution of this matter, which is likely to take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

    The bank credit facility provides $100 million of revolving credit borrowing and letter of credit capacity, declining by $12.5 million in each of January 1999 and 2000 and terminating on January 2, 2001. At March 31, 1996, $72 million of revolving credit borrowings and $9.3 million of standby letters of credit were outstanding.

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

                         PART II - OTHER INFORMATION


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
- - ------------------------------------------

     The Company's bank credit facility prohibits the Company from declaring and paying dividends on its Class G $7.25 Cumulative Convertible Preferred Stock (the "Class G Stock"). The Company has omitted regular quarterly dividends since October 1990 on the Class G Stock. The total amount of unpaid dividends on the outstanding shares of the Class G Stock is currently approximately $55,000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
- - --------------------------------------------

    (a)      Exhibits.

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

    4.1 -  Loan and Security Agreement, dated as of April
           6, 1993, between IMS Funding Corporation and
           Greyhound Financial Corporation. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

    4.2 - Agreement Amending Loan and Security Agreement and Corporate Guarantee Agreement, dated as of December 8, 1995, between FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation), IMS Funding Corporation, and International Mill Service, Inc. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

    4.3 -  Indenture, dated as of July 1, 1993, between the
           Company and United States Trust Company of New
           York, as Trustee, relating to the Company's 9-
           3/4% Senior Notes due 2003, including the form of such Notes attached as Exhibit A thereto
           (incorporated herein by reference to Exhibit
           4.10 to the Company's Quarterly Report on Form
           10-Q for the fiscal quarter ended June 30, 1993
           (File No. 1-1363)).

    4.4 - First Supplemental Indenture, dated as of November 2, 1995, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

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

    4.9 -  Warrants to purchase 244,445 shares of Common
           Stock issued to Chemical Bank, NCNB Texas
           National Bank, Banque Paribas and National Bank of
           Canada (incorporated herein by reference to Exhibit
           10.24 to Amendment No. 2 to the Company's Registration
           Statement on Form S-1, filed October 31, 1991
           (File No. 33-42381)).

   4.10 - Amendment, dated as of September 29, 1995, to Warrant No. 2-1991 to purchase 53,640 shares of Common Stock issued to NationsBank of Texas, N.A., formerly NCNB Texas National Bank (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

   4.11 -  Loan Agreement between the Industrial
           Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series
           1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

   4.12 - Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-1363)).

  4.13* -  Assignment and Acceptance, dated as of February
           8, 1996, between NationsBank, N.A. and Banque Paribas;
          and Assignment and Acceptance, dated as of February
           8, 1996, between Credit Lyonnais New York Branch and
          Banque Paribas.

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

  10.11 -  Supplemental Executive Retirement Plan of the
           Company, effective January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994 (File No. 1-1363)).


* Filed Herewith


 (b) Reports on Form 8-K.

     During the quarter ended March 31, 1996, the Company filed no Current Reports on Form 8-K.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1996


                                               EnviroSource, Inc.



                                               By: /s/ James C. Hull
                                                   Vice President and
                                                   Chief Financial Officer

                                EXHIBIT INDEX


Number                 Exhibit                          Page

  4.13    Assignment  and  Acceptance,  dated as of    EXHIBIT 1
          February  8, 1996,  between NationsBank,
          N.A. and Banque Paribas; and Assignment
          and Acceptance, dated as of February 8,
          1996,  between  and Credit  Lyonnais New
          York Branch and Banque Paribas.


  27.1    Financial Data Schedule                      EXHIBIT 27