Form 10-Q
period 1996-06-30
ENVIROSOURCE INC
filed 1996-08-14
CIK 106752

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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


1155 Business Center Drive, Horsham, Pennsylvania 19044-3454
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (215)
956-5500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on August 9, 1996 was 40,238,244.

                    PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          --------------------


                          EnviroSource, Inc.
                 CONSOLIDATED CONDENSED BALANCE SHEET
                        (Dollars in thousands)

                                                    June 30,        December 31,
                                                      1996             1995
                                                      ----             ----
                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                     $     7,298       $    8,367
  Accounts receivable, less allowance
    for doubtful accounts of $906
    and $729                                         39,069           37,208
  Other current assets                                9,272            8,252
                                                      -----            -----
      Total current assets                           55,639           53,827

Property, plant and equipment, at cost              307,250          287,198
  Less allowance for depreciation                   140,058          124,636
                                                    -------          -------
                                                    167,192          162,562

Goodwill, less amortization                         161,485          155,255

Landfill permits, less amortization                  22,811           22,549

Closure trust funds and deferred
  charges, less amortization                         33,637           33,867

Debt issuance costs, less amortization                9,096            9,625

Other assets                                         11,520           11,997
                                                     ------           ------
                                                 $  461,380       $  449,682
                                                 ==========       ==========



See Notes to Consolidated Condensed Financial Statements.

                          EnviroSource, Inc.
           CONSOLIDATED CONDENSED BALANCE SHEET -- Continued
                        (Dollars in thousands)


                                                    June 30,              December 31,
                                                     1996                    1995
                                                     ----                    ----
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables                               $     11,253            $     13,125
  Salaries, wages and related benefits                7,873                  10,161
  Insurance obligations                               6,704                   6,257
  Estimated reorganization and
    restructuring costs                               3,082                   1,779
  Interest                                            2,067                   1,279
  Other current liabilities                          14,008                  12,836
  Current portion of debt                            12,344                   9,397
  Class G preferred stock redeemed
    on July 15, 1996                                    186                  33,092
                                                        ---                  ------
      Total current liabilities                      57,517                  87,926

Long-term debt                                      323,202                 275,158

Other liabilities                                    51,165                  53,994

Commitments and contingencies (Note E)

Stockholders' equity:
  Common stock, par value $.05 per
    share, 60,000,000 shares author-
    ized, 40,233,444 shares issued and
    outstanding in 1996 and 40,194,244
    shares in 1995                                    2,012                   2,010
  Capital in excess of par value                    162,686                 162,580
  Accumulated deficit                              (133,407)               (130,189)
  Stock purchase loans receivable from
    officers                                           (840)                   (840)
  Canadian translation adjustment                      (955)                   (957)
                                                       ----                    ----
      Total stockholders' equity                     29,496                  32,604
                                                     ------                  ------

                                               $    461,380            $    449,682
                                               ============            ============

See Notes to Consolidated Condensed Financial Statements.

                          EnviroSource, Inc.
      CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
           (Dollars in thousands, except per share amounts)


                                Three months ended   Six months ended
                                      June 30,           June 30,
                                      --------           --------
                                  1996       1995     1996     1995
                                  ----       ----     ----     ----
Revenues                       $ 62,412   $ 66,533  $124,383 $137,356

Cost of revenues                 47,493     49,393    95,664  103,146
Selling, general and
  administrative expenses         6,106      6,757    13,312   14,216

Unusual items, net                1,240       (800)    4,640     (800)
                                  -----       ----     -----     ----
Operating income                  7,573     11,183    10,767   20,794

Interest income                     257        295       514      577

Interest expense                 (7,693)    (6,792)  (15,047) (13,775)
                                 ------     ------   -------  -------
Income (loss) before
 income taxes                       137      4,686    (3,766)   7,596

Income tax (expense) benefit:
  Taxes payable                    (507)      (326)     (489)    (689)
  Federal taxes not
    payable in cash                (150)    (1,047)    1,187   (2,019)
                                   ----     ------     -----   ------
Net (loss) income                  (520)     3,313    (3,068)   4,888

Preferred stock dividend
 requirements, reduced by a
 retirement gain of $250
 in the 1996 six months              (2)      (454)     (150)    (902)
                                     --       ----      ----     ----
(Loss) income applicable to
 common shares and equivalents  $  (522)  $  2,859  $ (3,218) $ 3,986
                                =======   ========  ========  =======
Net (loss) income per share     $  (.01)  $    .07  $   (.08) $   .10
                                =======   ========  ========  =======



See Notes to Consolidated Condensed Financial Statements.




                         EnviroSource, Inc.
      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                        (Dollars in thousands)


                                                              Six months ended
                                                                  June 30,
                                                                  --------
                                                         1996                  1995
                                                         ----                  ----

OPERATING ACTIVITIES
Net (loss) income                                   $  (3,068)             $  4,888
Adjustments to reconcile net (loss) income
  to cash provided by operations:
  Income tax (benefit) expense not
      (receivable) payable in cash                     (1,187)                2,019
  Depreciation                                         12,751                12,597
  Amortization                                          4,445                 4,612
  Reorganization and restructuring costs                1,973                (2,077)
  Changes in working capital                           (2,138)                 (262)
  Other                                                  (444)                  579
                                                         ----                   ---
Cash provided by operating activities                  12,332                22,356
                                                       ------                ------

INVESTING ACTIVITIES
Property, plant and equipment additions               (11,528)              (14,577)
Purchase of Alexander Mill Services, Inc.
  (net of cash acquired)                               (5,934)
Landfill permit additions and closure
  expenditures                                         (1,631)                 (189)
Closure trust fund payments                              (391)                 (282)
Ongoing net cash flows related to
  IU acquisition                                       (2,062)               (3,768)
Other                                                     336                (1,043)
                                                          ---                ------
Cash used by investing activities                     (21,210)              (19,859)
                                                      -------               -------

FINANCING ACTIVITIES
Issuance of debt                                       49,000                11,100
Debt repayment                                         (8,060)              (15,551)
Retirement of preferred stock                         (33,056)                  (42)
Sale of common stock                                      108                    12
Other                                                    (183)                  (24)
                                                         ----                   ---
Cash provided (used) by financing activities            7,809                (4,505)
                                                        -----                ------

CASH AND CASH EQUIVALENTS
  Decrease during the period                           (1,069)               (2,008)
  Beginning of year                                     8,367                 8,389
                                                        -----                 -----

  End of period                                      $  7,298              $  6,381
                                                     ========              ========




See Notes to Consolidated Condensed Financial Statements.

NOTE A.  BASIS OF PRESENTATION
- - ------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges discussed in Note C) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated condensed balance sheet at December 31, 1995 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B.  ALEXANDER ACQUISITION
- - ------------------------------

The Company purchased Alexander Mill Services, Inc., a metal reclamation company serving the mini-mill sector of the steel industry, on May 20, 1996 and Alexander's results of operations are included in the consolidated condensed statement of operations from that date. Pro forma results of operations, as if this transaction had occurred at the beginning of each period, would be as follows (in millions, except per share amounts):

                                            Six months ended
                                                June 30,
                                                --------
                                              1996      1995
                                              ----      ----
    Pro forma revenues                      $128.8    $142.7
    Pro forma net (loss) income             $ (2.6)   $  5.3
    Pro forma (loss) income per share       $ (.07)   $  .11

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of the respective periods.

The cost of this acquisition was $9 million (including $2.8 million that is payable to the former owner over three and one-half years with interest) plus the assumption of $7.2 million of debt. The Alexander business has been included in the consolidated condensed financial statements based on a preliminary allocation of the purchase price, including $8.7 million charged to goodwill.

NOTE C.  UNUSUAL ITEMS, NET
- - ---------------------------

In the first quarter the Company initiated a reorganization to improve productivity and reduce costs. The reorganization consisted principally of consolidating the Company's headquarters functions in a single office. The Company's Stamford, Connecticut corporate headquarters and the Treatment & Disposal Services segment's Horsham, Pennsylvania headquarters were closed and their activities moved to the International Mill Service headquarters building, also in Horsham, by June 30. Early in the second quarter, the Company decided to close IMSAMET's Phoenix, Arizona headquarters as well. Approximately 55 positions have been eliminated as a result of the reorganization, mostly in the Treatment & Disposal Services segment.

To cover the cost of these and related changes, the Company expects to record restructuring and relocation charges during 1996 of approximately $4.2 million. $3.7 million of this amount was recorded in the 1996 six month period (including $1.2 million in the second quarter) for office closures and related employee termination costs, $1.2 million of which has been spent. As a result of reorganizing, the Company expects to realize ongoing cost savings of approximately $5 million per year. Savings of approximately $1 million were achieved in the first six months of 1996 and a total of $3.5 million is expected for the year.

In the first quarter the Company also recorded a $.9 million charge resulting from the settlement of the last disputed matter remaining from the Company's 1993 restructuring.

After taxes, the 1996 unusual charges amounted to $.02 per share loss in the quarter and together with the gain from retiring 236,120 shares of Class G preferred stock amounted to a net $.07 loss per share in the six months.

In the second quarter of 1995, the Company resolved favorably a number of liabilities resulting from its 1988 acquisition of IU International Corporation. The benefit of these favorable developments was partially offset by additional charges for other matters arising from that acquisition. The resulting net $.8 million unusual item credit amounted to $.01 per share, after tax, in both the quarter and the six months.

NOTE D.  OTHER INFORMATION
- - --------------------------

At June 30, 1996, $88 million of revolving credit borrowings and $8 million of standby letters of credit were outstanding under the Company's $100 million bank credit facility. The current portion of long-term debt includes $4 million of revolving credit borrowing that was repaid after June 30.

- - ---------------------------------------

The Company paid interest of $13.5 million and $13.3 million during the six months ended June 30, 1996 and 1995.

Income tax expense payable for the six months ended June 30, 1996 consists of state and foreign income taxes. In the six months ended June 30, 1996 and 1995, the Company made cash income tax payments, net of refunds, of $.5 million and $.8 million.

Per share amounts are based on the weighted average number of common shares outstanding and the dilutive effect of stock options and warrants: 40,460,000 and 40,668,000 for the three months ended June 30, 1996 and 1995, 40,449,000 and 40,566,000 for the six months then ended.

NOTE E.  COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

As of June 30, 1996, the Company has commitments to spend $7 million for equipment additions.

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

At June 30, 1996, the Company was contingently liable for $8 million of letters of credit outstanding under its bank credit agreement, including approximately $5 million to secure liabilities already reflected in the consolidated condensed balance sheet.

IU International Corporation ("IU International") sold P-I-E Nationwide, Inc. ("PIE") in 1985. PIE commenced bankruptcy proceedings in 1990 and ceased operations, which triggered withdrawal liabilities to certain multiemployer pension plans, estimated by PIE in 1990 to aggregate $58 million. In 1991 the trustees of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU International's 1985 sale of PIE would justify a claim against the Company for any deficiencies in PIE's payment of withdrawal liabilities to such plan. Such plan did not again contact the Company concerning this matter until early in 1995, when the Company was advised that such plan's consideration as to whether it would assert a claim is ongoing. In early 1996, such plan sent a letter to the Company indicating its intention to initiate a claim under the Multiemployer Pension Plan Amendments

- - ---------------------------------------------------

Act of 1980 ("MPPAA") if the plan and the Company are unable to resolve the matter. The Company believes any such claim is unwarranted and, if asserted, would contest any such claim vigorously. The Company also believes it will ultimately prevail on the merits. However, under MPPAA, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company and the plan have met to discuss the issues raised in the plan's letter and they are continuing their efforts to resolve this matter. The Company continues to believe that the underlying facts and circumstances support a conclusion that this matter will be resolved with no material adverse effect on its financial condition. However, resolution of this matter, which is likely to take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

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

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         ------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

                                             Three months
                                                 ended           1996 better (worse)
                                                June 30,             than 1995
                                                --------             ---------
                                          1996        1995        Amount      %
                                          ----        ----        ------      -
                                               (Dollars in millions)
Revenues
    Industrial Environmental Services   $ 54,856    $ 57,000    $ (2,144)    (4)%
    Treatment & Disposal Services          7,556       9,533      (1,977)   (21)%
                                           -----       -----      ------
                                        $ 62,412    $ 66,533    $ (4,121)    (6)%
                                        ========    ========    ========
Gross Profit
    Industrial Environmental Services   $ 14,541    $ 15,677    $ (1,136)    (7)%
    Treatment & Disposal Services            378       1,463      (1,085)   (74)%
                                             ---       -----      ------
                                        $ 14,919    $ 17,140    $ (2,221)   (13)%
                                        ========    ========    ========
Operating Income
    Industrial Environmental Services   $ 11,014    $ 11,931    $   (917)    (8)%
    Treatment & Disposal Services           (930)        135      (1,065)     -
    Corporate headquarters                (1,271)     (1,683)        412     24 %
    Unusual items, net                    (1,240)        800      (2,040)     -
                                          ------         ---      ------
                                        $  7,573    $ 11,183    $ (3,610)   (32)%
                                        ========    ========    ========

    Although conditions in the steel industry were strong in both the 1996 and 1995 quarters, Industrial Environmental Services revenues declined due to conditions in the aluminum industry. The largest blast furnace at the Company's largest steel industry customer suffered a 60-day outage during the 1996 quarter, but the revenue shortfall resulting from the outage was offset by the revenues of the Alexander Mill Services business that was acquired during the quarter. Alexander Mill Services revenues (and earnings) in the second half of the year and beyond should also compensate for the loss of another steel industry customer that accounted for approximately 4% of second quarter Industrial Environmental Services revenues. Aluminum industry conditions in the 1996 quarter were not as favorable as in the 1995 quarter. In the 1995 quarter aluminum prices were higher and the Company's Idaho facility enjoyed a higher volume of used beverage cans for recycling. Treatment & Disposal Services revenues decreased because there was no scrubber sludge stabilization system contract revenue in 1996 compared with $1.8 million of revenue from one such contract in 1995. Treatment and disposal volume reductions in 1996, resulting from continuing depressed market conditions, accounted for the rest of the decline.

    Industrial Environmental Services gross profit decreased for the reasons discussed above, except that the impact of the blast furnace outage was largely offset by an estimated business interruption insurance recovery. Also, in 1996 margins were lower at the Company's aluminum recycling plants and slightly lower at the metal recovery operations that serve the steel industry. The Treatment & Disposal Services gross profit decline for the quarter was primarily due to the lack of stabilization system contracts and the continuing shortfall in treatment and disposal volume. However, the tonnage decline was less severe than in the first quarter, as this segment continued to add contracts to stabilize electric arc furnace dust (a hazardous waste produced by steel mini-mills). The Treatment & Disposal Services segment is continuing the comprehensive marketing program it began in 1995 to increase treatment and disposal volume by using its proprietary Super Detox(R) technology to treat steel mill electric arc furnace dust at its Ohio and Idaho facilities.

    Selling, general and administrative expenses were $.7 million lower in 1996 due primarily to the effects of the 1996 reorganization, which is discussed in the next paragraph.

    The 1996 second quarter unusual charge of $1.2 million was for additional costs of the Company's previously announced 1996 reorganization. See Note C for a description of the reorganization. To cover the cost of this reorganization, the Company expects to record restructuring and relocation charges during 1996 totaling approximately $4.2 million. As a result of reorganizing, the Company expects to realize ongoing cost savings of approximately $5 million per year. Savings of approximately $.7 million were achieved in the quarter and a total of $3.5 million is expected for the year. The consolidation of headquarters personnel in a single office also will enhance the Company's ability to expand the range of environmental and specialized material handling services it provides to the U.S. steel industry, its largest customer base.

    In the 1995 second quarter the Company resolved favorably a number of liabilities resulting from its 1988 acquisition of IU International Corporation. The benefit of these favorable developments was partially offset by additional charges for other matters arising from that acquisition, resulting in a net $.8 million unusual credit.

    Interest expense in the 1996 quarter increased $.9 million over the 1995 quarter due to higher average debt levels, primarily to finance the retirement of the Class G preferred stock.

    Income tax expense was lower in the 1996 second quarter because income before taxes amounted to $.1 million as compared with $4.7 million in the 1995 quarter.

    Due to the factors described above, the 1996 net loss was $.5 million compared with $3.3 million net income in 1995.

    There was virtually no Class G preferred stock dividend requirement in 1996 because almost all of the Class G stock was retired in the first quarter.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30

                                               Six months
                                                 ended             1996 better (worse)
                                                June 30,               than 1995
                                                --------               ---------
                                           1996         1995         Amount      %
                                           ----         ----         -----       -
                                                  (Dollars in millions)
Revenues
    Industrial Environmental Services   $ 109,179    $ 113,182    $  (4,003)    (4)%
    Treatment & Disposal Services          15,204       24,174       (8,970)   (37)%
                                           ------       ------       ------
                                        $ 124,383    $ 137,356    $ (12,973)    (9)%
                                        =========    =========    =========

Gross Profit
    Industrial Environmental Services   $  28,034    $  30,388    $  (2,354)    (8)%
    Treatment & Disposal Services             685        3,822       (3,137)   (82)%
                                              ---        -----       ------
                                        $  28,719    $  34,210    $  (5,491)   (16)%
                                        =========    =========    =========

Operating Income
    Industrial Environmental Services   $  20,717    $  22,873    $  (2,156)    (9)%
    Treatment & Disposal Services          (2,503)         259       (2,762)     -
    Corporate headquarters                 (2,807)      (3,138)         331     11 %
    Unusual items, net                     (4,640)         800       (5,440)     -
                                           ------          ---       ------
                                        $  10,767    $  20,794    $ (10,027)   (48)%
                                        =========    =========    =========


    Industrial Environmental Services revenues declined for the reasons outlined in the three month discussion above. As stated above, the revenues (and earnings) of the Alexander Mill Services business that was acquired during the second quarter should compensate during the second half of the year for the loss of a steel industry customer that accounted for approximately 4% of Industrial Environmental Services revenues during the first six months of 1996. Treatment & Disposal Services revenues decreased because there was no scrubber sludge stabilization system contract revenue in 1996 compared with $6.1 million of revenue from one such contract in 1995. Treatment and disposal volume reductions in 1996, resulting from depressed market conditions, accounted for the rest of the decline.

    Industrial Environmental Services gross profit decreased for the reasons outlined in the three month discussion. The Treatment & Disposal Services gross profit decline was due to the shortfall in treatment and disposal volume and to the lack of any stabilization system contracts.

    Selling, general and administrative expenses were $.9 million lower in 1996 due primarily to the effects of the 1996 reorganization, which is discussed in the next paragraph.

    1996 unusual charges of $4.6 million include $.9 million resulting from the first quarter settlement of the last disputed matter remaining from the Company's 1993 restructuring and $3.7 million for the Company's previously announced 1996 reorganization. See Note C for a description of the reorganization. The Company expects to record additional restructuring and relocation charges of approximately $.5 million to complete the reorganization. As a result of reorganizing, the Company expects to realize ongoing cost savings of approximately $5 million per year. Savings of approximately $1 million were achieved in the first six months and a total of $3.5 million is expected for the year.

    The net $.8 million unusual credit in 1995 is covered in the three month discussion above. In addition, a 1995 unusual charge of $.4 million for Industrial Environmental Services severance cost was offset by a 1995 unusual Treatment & Disposal Services gain resulting from the sale of its prospective Pennsylvania landfill site, designated for disposal as part of the Company's 1993 restructuring, for more than previously estimated.

    Interest expense increased $1.3 million for the six month period due to higher average debt levels, including borrowings to finance the retirement of the Class G preferred stock.

    Income tax benefit in the 1996 period compared to expense in the 1995 period was due to the pre-tax loss in the current period versus income in 1995.

    Due to the factors described above, the 1996 net loss was $3.1 million compared with $4.9 million net income in 1995.

    Class G preferred stock dividend requirements in 1996 were substantially reduced because almost all of the Class G stock was retired in the first quarter at a $.3 million gain.

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

    The Company expects 1996 capital expenditures of $20 to $25 million, primarily for equipment replacements. $11.5 million was spent through June 30, 1996 and the Company is committed for an additional $7 million.

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

    The consolidated condensed balance sheet reflects negative working capital of $1.9 million at June 30, 1996, including $3.1 million of accrued liabilities for estimated reorganization and restructuring costs. Scheduled debt repayments in the last two quarters of 1996 are $4.2 million.

    In early 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU International Corporation prior to the Company's acquisition of IU International in 1988. See Note E. In early 1996, such plan sent a letter to the Company indicating its intention to initiate a claim under the Multiemployer Pension Plan Amendments Act of 1980 ("MPPAA") if the plan and the Company are unable to resolve the matter. The Company believes any such claim is unwarranted and, if asserted, would contest any such claim vigorously. The Company also believes it will ultimately prevail on the merits. However, under MPPAA, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company and the plan have met to discuss the issues raised in the plan's letter and they are continuing their efforts to resolve this matter. The Company continues to believe that the underlying facts and circumstances support a conclusion that this matter will be resolved with no material adverse effect on its financial condition. However, resolution of this matter, which is likely to take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

    The bank credit facility provides $100 million of revolving credit borrowing and letter of credit capacity, declining by $12.5 million in each of January 1999 and 2000 and terminating on January 2, 2001. At June 30, 1996, $88 million of revolving credit borrowings and $8 million of standby letters of credit were outstanding. $4 million of revolving credit borrowing was repaid after June 30.

    Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements.

    Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such matters have not had and are not expected to have a material impact on the Company's business. Environmental compliance is discussed in Note E.

                          PART II - OTHER INFORMATION

ITEM 4.    Matters Submitted to a Vote of Security Holders.
           ------------------------------------------------

         The Company's Annual Meeting of Stockholders was held at 10:00 a.m. on June 20, 1996. Three matters were acted upon at such meeting.

    a. Three Members of Class A of the Board of Directors were elected. The tabulation of the votes cast with respect to each such director is as follows:


          Louis A.           Jeffrey G.          Jon D.
          Guzzetti, Jr.      Miller              Ralph
          -------------      ------              -----
For        35,410,332        35,418,444        35,418,770
Against             0                 0                 0
Withheld    1,553,476         1,545,364         1,545,038
Abstain             0                 0                 0
Broker
  Non-Vote          0                 0                 0


    b. The amended and restated Certificate of Incorporation of EnviroSource, Inc. was ratified and adopted by the Company's stockholders. The votes cast with respect to this item were as follows: 35,179,404 for; 1,469,798 against; 29,024 abstain; 0 broker non-votes.

    c. The Company's selection of Ernst & Young as its independent public accountants for the fiscal year ending December 31, 1996 was ratified and approved by the Company's stockholders. The votes cast with respect to this item were as follows: 36,874,608 for; 71,982 against; 17,218 abstain; 0 broker non-votes.

ITEM 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

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

   4.11* - Amendment, dated as of July 18, 1996, to Warrant
           No. 4-1991 to purchase 26,820 shares of Common Stock issued to National Bank of Canada.

   4.12 -  Loan Agreement between the Industrial
           Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series
           1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

   4.13 - Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-1363)).

   4.14 -  Assignment and Acceptance, dated as of February
           8, 1996, between NationsBank, N.A. and Banque Paribas;
           and Assignment and Acceptance, dated as of February 8, 1996, between Credit Lyonnais New York Branch and Banque Paribas (incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-1363)).

   4.15* - First Amendment, dated as of May 15, 1996, to the
           Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent.

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

* Filed Herewith

         (b)  Reports on Form 8-K.
              -------------------
         During the quarter ended June 30, 1996, the Company filed no Current Reports on Form 8-K.

                             SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1996


                                                   ENVIROSOURCE, INC.



                                                   By: /s/ James C. Hull
                                                       Vice President and
                                                       Chief Financial Officer

                                 EXHIBIT INDEX


Number                             Exhibit                          Page

  4.11    Amendment, dated as of July 18, 1996,                     EXHIBIT 1
          to Warrant No. 4-1991 to purchase 26,820 shares of Common Stock issued to National
          Bank of Canada.

  4.15    First Amendment, dated as of May 15, 1996,                EXHIBIT 2
          to the Credit Agreement, dated as of December
          19, 1995, among the Company, International
          Mill Service, Inc., the lenders parties
          thereto, NationsBank, N.A., as Administrative
          Agent, and Credit Lyonnais as Syndication
          Agent.