Form 10-Q
period 1996-09-30
ENVIROSOURCE INC
filed 1996-11-13
CIK 106752

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on November 8, 1996 was 40,351,446.

                    PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          ---------------------


                          ENVIROSOURCE, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                        (Dollars in thousands)

                                                     September 30,  December 31,
                                                          1996          1995
                                                          ----          ----
                                                      (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                           $   9,560       $   8,367
  Accounts receivable, less allowance
    for doubtful accounts of $990
    and $729                                             37,853          37,208
  Other current assets                                    8,915           8,252
                                                          -----           -----
        Total current assets                             56,328          53,827

Property, plant and equipment, at cost                  311,818         287,198
  Less allowance for depreciation                      (144,590)       (124,636)
                                                       --------        --------
                                                        167,228         162,562

Goodwill, less amortization                             160,220         155,255

Landfill permits, less amortization                      22,872          22,549

Closure trust funds and deferred
  charges, less amortization                             33,569          33,867

Debt issuance costs, less amortization                    8,750           9,625

Other assets                                             12,893          11,997
                                                         ------          ------

                                                      $ 461,860       $ 449,682
                                                      =========       =========





See Notes to Condensed Consolidated Financial Statements.

                          ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED BALANCE SHEET -- Continued
                        (Dollars in thousands)

                                                      September 30, December 31,
                                                          1996          1995
                                                          ----          ----
                                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                                       $  10,264      $  13,125
  Salaries, wages and related benefits                     8,728         10,161
  Insurance obligations                                    6,955          6,257
  Reorganization and restructuring costs                   3,066          1,779
  Accrued interest                                         7,824          1,279
  Current portion of debt                                 11,101          9,397
  Class G redeemable preferred stock                                     33,092
  Other current liabilities                               13,266         12,836
                                                          ------         ------
        Total current liabilities                         61,204         87,926

Long-term debt                                           321,276        275,158

Other liabilities                                         51,608         53,994

Commitments and contingencies (Note E)

Stockholder equity:
  Common stock, par value $.05 per
    share, authorized-60,000,000 shares,
    issued and outstanding-40,326,006
    shares in 1996 and 40,194,244 shares
    in 1995                                                2,016          2,010
  Capital in excess of par value                         162,729        162,580
  Accumulated deficit                                   (135,217)      (130,189)
  Stock purchase loans receivable from
    officers                                                (810)          (840)
  Canadian translation adjustment                           (946)          (957)
                                                            ----           ----
      Total stockholders' equity                          27,772         32,604
                                                          ------         ------

                                                       $ 461,860      $ 449,682
                                                       =========      =========


See Notes to Condensed Consolidated Financial Statements.

                          ENVIROSOURCE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           (Dollars in thousands, except per share amounts)

                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                         -------------          -------------
                                        1996       1995        1996     1995
                                        ----       ----        ----     ----

Revenues                              $ 63,374   $ 64,822    $187,757 $202,178

Cost of revenues                        49,472     47,529     145,136  150,675

Selling, general and
  administrative expenses                5,713      7,147      19,025   21,363

Unusual items, net                         960     (1,150)      5,600   (1,950)
                                           ---     ------       -----   ------

Operating income                         7,229     11,296      17,996   32,090

Interest income                            588        293       1,102      870

Interest expense                        (8,224)    (6,880)    (23,271) (20,655)
                                        ------     ------     -------  -------

(Loss) income before
 income taxes                             (407)     4,709      (4,173)  12,305

Income tax expense:
  Taxes payable                           (215)      (438)       (704)  (1,127)
  Federal taxes not
    payable in cash                     (1,187)    (1,133)              (3,152)
                                        ------     ------        ----   ------

Net (loss) income                       (1,809)     3,138      (4,877)   8,026

Preferred stock dividend
 requirements, reduced by a
 retirement gain of $250
 in the nine months of 1996                 (1)      (453)       (151)  (1,355)
                                            --       ----        ----   ------

Net (loss) income applicable to
 common shares and equivalents        $ (1,810)   $ 2,685    $ (5,028) $ 6,671
                                      ========    =======    ========  =======

Net (loss) income per share           $   (.04)   $   .07    $   (.12) $   .16
                                      ========    =======    ========  =======


See Notes to Condensed Consolidated Financial Statements.


                           ENVIROSOURCE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         (Dollars in thousands)


                                                            Nine months ended
                                                               September 30,
                                                               -------------
                                                            1996           1995
                                                            ----           ----


OPERATING ACTIVITIES
Net (loss) income                                        ($ 4,877)     $  8,026
Adjustments to reconcile net (loss) income
  to cash provided by operations:
  Income tax expense not payable in cash                                    3,152
  Depreciation                                             19,742        18,871
  Amortization                                              6,908         6,778
  Reorganization and restructuring costs                    2,080        (3,946)
  Changes in working capital                                  584         3,050
  Other                                                       584           490
                                                              ---           ---
Cash provided by operating activities                      25,021        36,421

INVESTING ACTIVITIES
Property, plant and equipment additions                   (19,088)      (22,393)
Purchase of Alexander Mill Services, Inc.
  (net of cash acquired)                                   (5,934)
Landfill permit additions and closure
  expenditures                                             (2,442)         (542)
Closure trust fund payments                                  (588)         (487)
Ongoing net cash flows related to
  IU acquisition                                           (2,156)       (8,801)
Other                                                       1,879        (1,479)
                                                            -----        ------
Cash used by investing activities                         (28,329)      (33,702)

FINANCING ACTIVITIES
Issuance of debt                                           54,000        12,100
Debt repayment                                            (16,229)      (19,847)
Retirement of preferred stock                             (33,242)          (42)
Sale of common stock                                          155            12
Other                                                        (183)          (24)
                                                             ----           ---
Cash provided (used) by financing activities                4,501        (7,801)

Cash and cash equivalents
  Increase (decrease) during the period                     1,193        (5,082)
  Balance at beginning of year                              8,367         8,389
                                                            -----         -----

  Balance at end of period                               $  9,560      $  3,307
                                                         ========      ========



See Notes to Condensed Consolidated Financial Statements.

NOTE A.  BASIS OF PRESENTATION
-------  ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual items discussed in Note
C) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The condensed consolidated balance sheet at December 31, 1995 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B.  ALEXANDER ACQUISITION
-------  ---------------------

The Company purchased Alexander Mill Services, Inc.("Alexander"), a metal reclamation company serving the mini-mill sector of the steel industry, on May 20, 1996. The results of Alexander's operations are included in the condensed consolidated statement of operations from that date. Pro forma results of operations, as if this transaction occurred at the beginning of each period, are as follows (in millions, except per share amounts):

                                            Nine months ended
                                              September 30,
                                              -------------
                                              1996     1995
                                              ----     ----
    Pro forma revenues                       $192.2   $210.1
    Pro forma net (loss) income             ($  4.4)  $  8.6
    Pro forma net (loss) income per share   ($  .11)  $  .18

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of the respective periods.

The cost of the acquisition was $9 million (including $2.8 million that is payable to the former owner over three and one-half years with interest) plus the assumption of $7.2 million of debt. The Alexander business has been included in the condensed consolidated financial statements based on a preliminary allocation of the purchase price, including $8.7 million of goodwill.

NOTE C.  UNUSUAL ITEMS, NET
-------  ------------------

In the first quarter of 1996, the Company initiated a reorganization to improve productivity and reduce costs. The reorganization consisted principally of consolidating the Company's headquarters functions in a single location. The Company's corporate headquarters in Stamford, Connecticut and the Treatment & Disposal Services segment's headquarters in Horsham, Pennsylvania were closed and their activities moved to the International Mill Service headquarters building, also in Horsham. Early in the second quarter, the Company decided to close IMSAMET's Phoenix, Arizona headquarters as well. Approximately 55 positions have been eliminated as a result of the reorganization, mostly in the Treatment & Disposal Services segment.

To cover the cost of these and related changes, the Company recorded $4.4 million of restructuring and relocation charges during 1996, including $.7 million in the third quarter. Through the third quarter, $2.1 million has been spent for office closures and related employee termination costs. As a result of the reorganization, the Company expects to realize annual cost savings of approximately $5 million. Savings of approximately $2.6 million were achieved in the nine month period and a total of $4 million is expected for the year.

In the first quarter of 1996, the Company recorded a $.9 million charge resulting from the settlement of the last disputed matter remaining from the Company's 1993 restructuring, and in the third quarter of 1996, a $.3 million charge for additional related expenses.

After taxes, the 1996 unusual charges contributed $.02 to the loss per share in the quarter and together with the gain from retiring 236,l20 shares of Class G preferred stock a net $.09 to the loss per share in the nine months.

In 1995, the Company favorably resolved a number of liabilities resulting from its 1988 acquisition of IU International Corporation. The benefit of these developments was partially offset by additional charges for other matters arising from that acquisition. The resulting net unusual item credits totaled $1.2 million in the third quarter and $2 million in the nine month period. Due to disproportionate tax effects, the net credits contributed $.01 to net income per share in the nine month period, but had no effect on net income per share in the 1995 quarter.

NOTE D.  OTHER INFORMATION
-------  -----------------

At September 30, 1996, $87 million of revolving credit borrowings and $7.3 million of standby letters of credit were outstanding under the Company's $100 million bank credit facility. The current portion of long-term debt includes $4 million of revolving credit borrowings that was repaid after September 30. At September 30, 1996, the Company was in compliance with all the covenants contained in its bank credit agreement, including the financial covenants that require it to meet certain financial ratios and tests. However, it is likely that the Company will need to obtain modifications to some of the required financial ratios to remain in compliance. The Company believes it will be able to obtain any needed modifications.

The Company paid interest of $15.7 million and $14.2 million during the nine months of 1996 and 1995.

Income tax expense payable consists of state and foreign income taxes. The Company made cash income tax payments, net of refunds, of $.6 million and $1.1 million during the nine month periods of 1996 and 1995. In the three months ended September
30, 1996, the Company recorded $1.2 million of federal income tax expense (which contributed $.03 to the loss per share in the quarter) to eliminate all of the federal income tax benefit recorded in the first six months, due to lower expected earnings from operations for the year.

Per share amounts are based on the weighted average number of common shares outstanding and the dilutive effect of stock options and warrants: 40,479,000 and 40,508,000 for the three months ended September 30, 1996 and 1995; 40,459,000 and 40,547,000 for the nine months then ended.

NOTE E.  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

As of September 30, 1996, the Company has commitments to spend $5 million for equipment additions.

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

-------  ------------------------------------------


At September 30, 1996, the Company was contingently liable for $7.3 million of letters of credit outstanding under its bank credit agreement, including approximately $5 million that secure liabilities already reflected in the condensed consolidated balance sheet.

IU International Corporation ("IU International") sold P-I-E Nationwide, Inc. ("PIE") in 1985. PIE commenced bankruptcy proceedings in 1990 and ceased operations, which triggered withdrawal liabilities to certain multiemployer pension plans, estimated by PIE in 1990 to aggregate $58 million. In 1991 the trustees of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU International's 1985 sale of PIE would justify a claim against the Company for any deficiencies in PIE's payment of withdrawal liabilities to such plan. Such plan did not again contact the Company concerning this matter until early in 1995, when the Company was advised that such plan's consideration as to whether it would assert a claim is ongoing. In early 1996, such plan sent a letter to the Company indicating its intention to initiate a claim under the Multiemployer Pension Plan Amendments Act of 1980 ("MPPAA") if the plan and the Company are unable to resolve the matter. The Company believes any such claim is unwarranted and, if asserted, would contest any such claim vigorously. The Company also believes it will ultimately prevail on the merits. However, under MPPAA, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company and the plan have met to discuss the issues raised in the plan's letter and they are continuing their efforts to resolve this matter. The Company continues to believe that the underlying facts and circumstances support a conclusion that this matter will be resolved with no material adverse effect on its financial condition. However, resolution of this matter, which is likely to take place in the near term, could result in a charge that is material to results of operations and cash flows in a single accounting period.

The Company's Ohio and Idaho facilities hold operating permits issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended, that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity in its

-------  ------------------------------------------

approved disposal cells well into the next decade.

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such requirements not only can affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of such requirements could have a material adverse effect on the Company's results of operations and/or financial condition, but the Company believes that the consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles.

The Company is a party to litigation and proceedings arising in the normal course of its present and former businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         ------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                            Three months
                                                ended        1996 better(worse)
                                            September 30,         than 1995
                                            -------------         ---------
                                           1996      1995       Amount      %
                                           ----      ----       ------      -
                                              (Dollars in millions)
Revenues
    Industrial Environmental Services   $ 54,833   $ 55,503   ($   670)  ( 1.2%)
    Treatment & Disposal Services          8,541      9,319   (    778)   (8.3%)
                                           -----      -----        ---
                                        $ 63,374   $ 64,822   ($ 1,448)   (2.2%)
                                        ========   ========   ========


Gross Profit
    Industrial Environmental Services   $ 13,314   $ 15,230   ($ 1,916)  (12.6%)
    Treatment & Disposal Services            588      2,063     (1,475)  (71.5%)
                                             ---      -----     ------
                                        $ 13,902   $ 17,293   ($ 3,391)  (19.6%)
                                        ========   ========   ========

Operating Income (Loss)
    Industrial Environmental Services   $  9,616   $ 11,673   ($ 2,057)  (17.6%)
    Treatment & Disposal Services           (690)       126       (816)     -
    Corporate headquarters                  (737)    (1,653)       916    55.4%
    Unusual items, net                      (960)     1,150     (2,110)     -
                                            ----      -----     ------
                                        $  7,229   $ 11,296   ($ 4,067)  (36.0%)
                                        ========   ========   ========


    Although conditions in the steel industry were strong in both the 1996 and 1995 quarters, Industrial Environmental Services revenues declined due to conditions in the aluminum industry. In the 1995 quarter, aluminum prices were higher and the Company's
Idaho facility received a higher volume of used beverage cans for recycling. The acquisition of Alexander Mill Services, Inc. in May 1996 contributed $2.7 million to revenues in the quarter, but the increase was largely offset by the loss of a steel industry customer that accounted for 4% of Industrial Environmental Services quarterly revenues in 1995. After the close of the 1996 quarter, a significant steel industry customer's employees commenced a strike. Since the duration of the strike is uncertain, the extent of the adverse impact on fourth quarter results cannot be estimated. Such customer accounted for about 6% of Industrial Environmental Services revenues in the three months ended September 30, 1996. Treatment & Disposal Services revenues decreased because there was only $.2 million of scrubber sludge stabilization system contract revenue in the 1996 quarter compared with $1.4 million in the same period of 1995. While Treatment & Disposal Services realized an increase in treatment and disposal volume in the 1996 quarter, the related revenue was about the same because treatment and disposal prices declined. The volume increase resulted from additional contracts to stabilize electric arc furnace dust (a hazardous waste produced by steel mini-mills), as Treatment & Disposal Services continues its comprehensive marketing program to increase volume by using proprietary Super Detox(R) technology to treat steel mill electric arc furnace dust at its Ohio and Idaho facilities.

    Industrial Environmental Services gross profit decreased for the reasons discussed above together with lower profit margins at some steel industry customer sites. Treatment & Disposal Services gross profit declined for the quarter primarily due to the lack of stabilization system contracts and the decline in treatment and disposal prices.

    Selling, general and administrative expenses decreased $1.4 million in the 1996 quarter as compared to the 1995 quarter due primarily to the effects of the 1996 reorganization discussed in the next paragraph.

    In the 1996 quarter, unusual charges of $1 million were
recorded for additional costs of the Company's previously announced 1996 reorganization and additional expenses related to the Company's earlier restructuring. See Note C for a description of the
reorganization.   The Company expects to realize ongoing annual cost
savings of approximately $5 million. Savings of approximately $1.6 million were achieved in the third quarter and a total of $4 million is expected for the year. The consolidation of headquarters personnel in a single location also will enhance the Company's ability to expand the range of environmental and specialized material handling services provided to the U.S. steel industry, its largest customer base.

    In the third quarter of 1995, the Company favorably resolved a number of liabilities resulting from its 1988 acquisition of IU International Corporation. The benefit of these developments was partially offset by additional charges for other matters arising from that acquisition, resulting in a net $1.2 million unusual item credit.

    Interest expense in the 1996 quarter increased $1.3 million over the 1995 quarter due to higher average debt levels, primarily to finance the retirement of the Class G preferred stock and also due to the Alexander acquisition.

    Income tax expense payable consists of state and foreign taxes. In the three months ended September 30, 1996, the Company recorded $1.2 million of federal income tax expense to eliminate all of the federal income tax benefit recorded in the first six months, due to lower expected earnings from operations for the year.

    Due to the factors described above, the Company incurred a net loss of $1.8 million in the 1996 quarter as compared with net income of $3.1 million in the 1995 quarter.

    There was virtually no Class G preferred stock dividend requirement in 1996 because all the remaining Class G stock was redeemed on July 15, 1996.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                      Nine months
                                                         ended               1996 better(worse)
                                                     September 30,                 than 1995
                                                     ------------                 ---------
                                                   1996        1995          Amount        %
                                                   ----        ----          ------        -
                                                          (Dollars in millions)
Revenues
    Industrial Environmental Services           $ 164,012    $ 168,685     ($  4,673)    (2.8%)
    Treatment & Disposal Services                  23,745       33,493     (   9,748)   (29.1%)
                                                ---------     ---------      ---------
                                                $ 187,757    $ 202,178     ($ 14,421)    (7.1%)
                                                =========    =========     =========

Gross Profit
    Industrial Environmental Services           $  41,348    $  45,618     ($  4,270)    (9.4%)
    Treatment & Disposal Services                   1,273        5,885     (   4,612)   (78.4%)
                                                ---------    ---------     ---------
                                                   42,621    $  51,503     ($  8,882)   (17.2%)
                                                =========    =========     =========

Operating Income (Loss)
    Industrial Environmental Services           $  30,333    $  34,546     ($  4,213)   (12.2%)
    Treatment & Disposal Services               (   3,193)         385     (   3,578)      -
    Corporate headquarters                      (   3,544)   (   4,791)        1,247     26.0%
    Unusual items net                           (   5,600)       1,950     (   7,550)      -
                                                ---------    ---------     ---------
                                                $  17,996    $  32,090     ($ 14,094)   (43.9%)
                                                =========    =========     =========


    Industrial Environmental Services revenues declined for the reasons outlined in the three month discussion and because the largest blast furnace at the Company's largest steel industry customer suffered a 60-day outage during the period. The acquisition of Alexander Mill Services, Inc. in May 1996 contributed $4 million to revenues, but that increase was partially offset by the third quarter loss of a steel industry customer that accounted for 4% of Industrial Environmental Services revenues during the first six months of 1996. Treatment & Disposal Services revenues decreased because there was only $.2 million of scrubber sludge stabilization system contract revenue in 1996 compared with $7.7 million of such revenue in 1995. Also, treatment and disposal volumes have been lower in 1996 due to depressed market conditions, but this decline has been partially offset by additional contracts to stabilize electric arc furnace dust.

    Industrial Environmental Services gross profit decreased for the reasons discussed above, except that the impact of the blast furnace outage was offset to some extent by an estimated business interruption insurance recovery. Also, profit margins were somewhat lower at some steel industry customer sites and at the Company's aluminum recycling operations. Treatment & Disposal Services gross profit decreased due to the decline in overall volume, a decrease in treatment and disposal prices, and the lack of new stabilization system contracts.

    Selling, general and administrative expenses decreased $2.3 million in 1996 as compared to 1995 due primarily to the effects of the 1996 reorganization discussed in the next paragraph.

    Unusual charges, totaling $5.6 million in the nine month period of 1996, include $.9 million resulting from the first quarter settlement of the last disputed matter remaining from the Company's 1993 restructuring, $.3 million of related expenses, and $4.4 million for the Company's previously announced 1996 reorganization. See Note C for a description of the reorganization. The Company expects to realize ongoing annual cost savings of approximately $5 million. Savings of approximately $2.6 million were achieved in 1996 and a total of $4 million is expected for the year.

    In 1995, the Company favorably resolved a number of liabilities resulting from its 1988 acquisition of IU International Corporation. The benefit of these developments was partially offset by additional charges for other matters arising from that acquisition, resulting in a net $2 million unusual item credit.

    Interest expense in 1996 increased $2.6 million over 1995 due to higher average debt levels, primarily to finance the retirement of the Class G preferred stock and also due to the Alexander acquisition.

    Income tax expense payable consists of state and foreign income taxes. It is not likely that the Company's operating results will reach a level that would require any significant federal income tax expense for the year.

    Due to the factors described above, the Company incurred a net loss of $4.9 million in 1996 as compared with net income of $8 million in 1995.

    Class G preferred stock dividend requirements in 1996 were substantially reduced because almost all of the Class G stock was retired in the first quarter at a $.3 million gain. The remaining Class G stock was redeemed on July 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise primarily from the funding of capital expenditures, Treatment & Disposal Services trust fund payments, working capital needs, and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and additional debt financing.

    In the first quarter of 1996, virtually all of the Company's
Class G redeemable preferred stock was retired for $33.1 million, financed with borrowings under its bank credit facility. The remaining Class G stock was redeemed on July 15, 1996.

    The Company expects 1996 capital expenditures of $23 to $25 million, primarily for equipment replacements. Through September
30, 1996, the Company has spent $19.1 million and has commitments for an additional $5 million.

    Treatment & Disposal Services' landfill permits require the funding of closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. These payments amounted to $27.1 million in the three years 1993 through 1995. Payments for the nine month period of 1996 amounted to $.6 million. Based on current regulations and permitted capacity, annual payments of approximately $1 million are expected through 1998.

    The condensed consolidated balance sheet reflects negative working capital of $4.9 million at September 30, 1996, including $3.1 million of estimated liabilities for reorganization and restructuring costs and $4 million of revolving credit borrowings repaid subsequent to the quarter. Scheduled debt repayments in the last quarter of 1996 total $1.3 million.

    In early 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU International Corporation prior to the Company's acquisition of IU International in 1988. See Note E. In early 1996, such plan sent a letter to the Company indicating its intention to initiate a claim under the Multiemployer Pension Plan Amendments Act of 1980 ("MPPAA") if the plan and the Company are unable to resolve the matter. The Company believes any such claim is unwarranted and, if asserted, would contest any such claim vigorously. The Company also believes it will ultimately prevail on the merits. However, under MPPAA, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company and the plan have met to discuss the issues raised in the plan's letter and they are continuing their efforts to resolve this matter. The Company continues to believe that the underlying facts and circumstances support a conclusion that this matter will be resolved with no material adverse effect on its financial condition.
However, resolution of this matter, which is likely to take place in the near term, could result in a charge that is material to results of operations and cash flows in a single accounting period.

    The bank credit facility provides $100 million of revolving credit borrowing and letter of credit capacity, declining by $12.5 million in each of January 1999 and 2000 and terminating January 2001. At September 30, 1996, $87 million of revolving credit borrowings and $7.3 million of standby letters of credit were outstanding. At September 30, 1996, the Company was in compliance with all the covenants contained in its bank credit agreement, including the financial covenants that require it to meet certain financial ratios and tests. However, it is likely that the Company will need to obtain modifications to some of the required financial ratios to remain in compliance. The Company believes it will be able to obtain any needed modifications.

    Cash on hand, funds from operations, and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements.

    Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such matters have not had and are not expected to have a material impact on the Company's business. Environmental compliance is discussed in Note E.

                     PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

   (a)     Exhibits.
           --------


    3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix A (pages A-1 to A-3) to the Company's Proxy Statement filed April 29, 1996 in respect of its 1996 Annual Meeting of Stockholders (File No. 1-1363)).

    3.2 - By-Laws of the Company (incorporated herein by reference to Exhibit C (pages C-1 to C-9) to the Company's Proxy Statement filed April 24, 1987, in respect of its 1987 Annual Meeting of Stockholders (File No. 1-1363)).

    3.3 -  Amendment to the By-Laws of the Company
           (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File
           No. 1-1363)).

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

    4.7 - Warrant to purchase shares of Common Stock of the Company issued to The IBM Retirement Plan Trust Fund, dated as of May 13, 1993 (incorporated herein by reference to Exhibit 4.31 to Amendment No. 1 to the Company's Registration Statement on Form S-1,filed June 14, 1993 (File No. 33-62050)).

    4.8 - Warrant to purchase shares of Common Stock of the Company issued to Enso Partners, L.P., dated as of May 13, 1993 (incorporated herein by reference to Exhibit 4.32 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

    4.9 -  Loan Agreement between the Industrial
           Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series
           1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request.)

   4.10 - Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-1363)).

   4.11 -  Assignment and Acceptance, dated as of February
           8, 1996, between NationsBank, N.A. and Banque Paribas; and Assignment and Acceptance, dated as of February 8, 1996, between Credit Lyonnais New York Branch and Banque Paribas (incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the
          fiscal quarter ended March 31, 1996 (File No. 1-1363)).

   4.12 - First Amendment, dated as of May 15, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-1363)).

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

   10.6 -  Amendment, dated August 5, 1993, to the Stock
           Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.22 to Post-
           Effective Amendment No. 1 to the Company's
           Registration Statement on Form S-1, filed
           September 16, 1993(File No. 33-46930)).

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

 *10.12 - Employment Agreement, dated November 5, 1996, between the Company and Aarne Anderson.

 *10.13 - Employment Agreement, dated November 5, 1996, between the Company and William B. Davis

 *10.14 - Employment Agreement, dated November 5, 1996, between the Company and James C. Hull.



 * Filed Herewith

   (b)     Reports on Form 8-K.
           -------------------

           During the quarter ended September 30, 1996, the Company filed no Current Reports on Form 8-K.

                             SIGNATURES
                             ----------


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1996


                                           ENVIROSOURCE, INC.



                                           By:/s/ James C. Hull
                                              Vice President and
                                              Chief Financial Officer

                         EXHIBIT INDEX

Number                      Exhibit                 Page
------                      -------                 ----

10.12        Employment Agreement, dated November   EXHIBIT 1
             5, 1996, between the Company and
             Aarne Anderson.

10.13        Employment Agreement, dated November   EXHIBIT 2
             5, 1996, between the Company and
             William B. Davis.

10.14        Employment Agreement, dated November   EXHIBIT 3
             5, 1996, between the Company and
             James C. Hull.