Form 10-K
period 1996-12-31
ENVIROSOURCE INC
filed 1997-03-28
CIK 106752

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                             FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 1-1363


                        ENVIROSOURCE, INC.
     (Exact name of Registrant as specified in its charter)


          Delaware                          34-0617390
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)        Identification No.)


1155 Business Center Drive, Horsham, PA          19044-3454
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:
(215) 956-5500

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
     Title of each class                which registered

  Common Stock, par value $.05         The Pacific Exchange
        per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $51,368,470 as of March 5, 1997.

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on March 5, 1997 was 40,351,446.

                             PART I



ITEM 1.  Business.
         --------

THE COMPANY
-----------

     EnviroSource, Inc. (the "Company") supplies industrial customers with long-term, specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. The Company's principal business segments are the Industrial Environmental
Services segment, which provides metals reclamation, recycling and other specialized services for the steel industry, and the Treatment & Disposal Services segment, which provides hazardous waste treatment and disposal services and waste stabilization services for industrial and governmental customers.

     The Company conducts its operations exclusively through its subsidiaries. International Mill Service, Inc. and its subsidiaries ("IMS") constitute the Industrial Environmental Services segment, and EnviroSource Treatment & Disposal Services, Inc.("TDS"), through its Envirosafe and Conversion Systems subsidiaries, constitutes the Treatment & Disposal Services segment.

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

     EnviroSource's present business units originally represented a portion of the operations of IU International Corporation ("IU International"). Early in 1988, the Company acquired IU International with the goal of establishing a substantial operating company centered primarily on the Company's stable and growing steel industry business relationships and prospects. Between March 1988 and the end of 1991, the Company disposed of all the businesses it had owned prior to the IU International acquisition and virtually all of IU International's operations and assets other than the present Industrial Environmental Services and Treatment & Disposal Services segments and IMSAMET (discussed below), completing its transformation into an environmental services company.

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

     In addition, in July 1993 the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "Senior Notes"). A significant portion of the proceeds from the sale of the Senior Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998.

     During the fourth quarter of 1993 and throughout 1994 and 1995 the Company took a number of steps to reduce costs and terminate unprofitable operations. These steps included (i) terminating certain recycling units, (ii) discontinuing efforts to obtain a hazardous waste landfill permit in Pennsylvania and (iii) reorganizing the Envirosafe and Conversion Systems businesses into the TDS business unit.

     To further reduce costs and increase profitability, in February 1996 the Company announced a major reorganization of its headquarters organization that saved the Company approximately $4.3 million in 1996 and is expected to save approximately $5 million annually in 1997 and years thereafter. The reorganization included the closing of the Company's corporate headquarters in Stamford, Connecticut and the TDS headquarters in Horsham, Pennsylvania. Activities of both offices were moved to IMS's offices in Horsham, Pennsylvania in June 1996. Headcount was reduced by approximately 50 persons, primarily from TDS. The Company recorded charges of approximately $4.4 million during 1996 for the reorganization.

     In November 1996 the Company announced that it had signed a definitive agreement to sell IMSAMET, Inc. and its subsidiaries ("IMSAMET") in order to focus the Company's efforts upon its steel-related businesses. IMSAMET is an aluminum recycling and reclamation company. This sale was completed in January 1997.

BUSINESS SEGMENTS
-----------------

     INDUSTRIAL ENVIRONMENTAL SERVICES
     ---------------------------------

     The Company has served the steel industry for over 60 years. The Company believes it increases its customers' productivity by providing cost-effective and reliable on-site reclamation of steel and iron and a variety of other specialized services that are essential to the efficient functioning of steel mills. During the second quarter of 1996, IMS purchased a smaller steel mill services company, thereby increasing its steel mill customer base.

     North America's steel mills operate in a highly competitive environment. Services that help to reduce their total process costs are therefore of significant value. IMS provides recycling and metal recovery operations under long-term contracts at over 50 steel mill sites in North America, including integrated mills, mini-mills and specialty mills. Using specially designed equipment, IMS provides a total recycling solution by processing slag (a by-product of steel production), recovering valuable metallics and selling the residual aggregate for road base and other uses. These services are economically and environmentally attractive. Moreover, the effective removal of slag on a continuous basis is critical to a steel mill's ability to remain in operation.

     The Company has successfully pursued a strategy of building on its leadership position by offering an expanded range of services that enhance mill productivity and provide IMS with growth opportunities. These services include processing blast furnace iron scrap through an IMS-developed iron crushing process, as well as specialized materials handling and surface conditioning. IMS has enhanced the slab hauling process by using rubber-tired carriers that straddle steel slabs to move them more efficiently throughout the mill. This service, currently in place at two integrated steel mills, is significantly more cost-effective than traditional rail and crane systems. IMS's services also include a proprietary specialized steel slab surface conditioning process (called scarfing) that helps its customers increase product yields and improve product quality, while gaining measurable cost savings. This service is currently provided at six steel mills.

     IMS has a diversified customer base, with approximately half of its revenues coming from integrated steel producers and half from mini-mills and specialty mills. IMS's largest site is at USX Corporation's Gary Works, in Gary, Indiana, the largest steel mill in the U.S. USX accounted for 20%, 20% and 22% of the Company's consolidated revenues of continuing operations in 1996, 1995 and 1994 respectively (including revenues attributable to services performed by the Treatment & Disposal Services segment). Long term contracts governing the related services expire between late 1997 and 2001. Over the next several years, the maintenance of USX as a customer will be material to the Company's consolidated revenues and operating income.

     Substantially all of IMS's services are provided on-site at steel mills, using IMS employees and equipment. IMS's services are integrated with the operations of its customers, providing for strong working partnerships. If necessary, most equipment can be relocated, but this has not often been required as contracts are generally long-term and IMS has a history of high renewal rates.

     Competition.  Competition in IMS's markets is based primarily on quality of
     -----------
service, reliability, technology and price. In its core steel reclamation business, IMS services customers responsible for approximately one-third of total domestic steel production. IMS has one large competitor and many smaller competitors. The Company believes that IMS's leading market position is based on its reliability, responsiveness to customer needs, capital resources and breadth of expertise.

    TREATMENT & DISPOSAL SERVICES
    -----------------------------

     TDS, through its Envirosafe and Conversion Systems business units, has been dedicated to the safe, economical treatment and disposal of industrial and hazardous wastes since 1976. Through its Envirosafe subsidiaries, Envirosafe Services of Ohio, Inc. and Envirosafe Services of Idaho, Inc. (collectively, "Envirosafe"), TDS owns major commercial hazardous waste treatment and disposal facilities in Ohio and Idaho. Envirosafe services some of the country's largest steel, chemical, energy, automotive, aerospace, electronics and utility companies, as well as numerous government agencies.

     Envirosafe has approximately 4 million cubic yards of permitted disposal capacity. In 1992 Envirosafe Services of Ohio, Inc. received final approval to expand its Ohio facility and in 1993 completed construction of the first phase of a 2.6 million cubic yard disposal cell. The second phase of construction of this cell was completed in December 1994 and approval to accept waste was obtained in January 1995. In late 1993, Envirosafe Services of Idaho, Inc. received final approval to expand an active disposal cell at its Idaho facility and completed construction of the second phase of such cell.

     In the last few years, the Company completed a number of capital projects in order to maintain and enhance its competitive position. These projects included a new state-of-the-art stabilization and debris handling facility in Ohio and a new debris handling facility and expanded stabilization capacity in Idaho. Enhanced stabilization capability has allowed the Company to utilize its proprietary Super Detox(R) technology for the stabilization of electric arc furnace ("EAF") dust at each of its Ohio and Idaho facilities. See below for a discussion of Super Detox(R) . In addition, a rail transfer facility was opened in Idaho in 1993 and was upgraded in 1995. New rail service into the Ohio facility became available during November 1996, giving the Company what it believes to be the only hazardous waste treatment and disposal facility in the United States with such direct rail service.

     The Ohio and Idaho facilities hold operating permits issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended ("RCRA"), that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity in its approved disposal cells well into the next decade. Historically, the Company's hazardous waste treatment and disposal services business has been somewhat seasonal, with the first quarter of the year tending to be slower depending primarily on winter weather conditions.

     Envirosafe and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. Such requirements not only can affect the demand for Envirosafe's services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material adverse effect on TDS's results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the Consolidated Financial Statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Stringent interpretation of environmental laws and regulations governing hazardous waste treatment and disposal facilities by state and federal regulators also subjects Envirosafe to violations and fines from time to time, none of which has been material to the Company. In fact, the Company believes that it has one of the best environmental compliance records in the industry.

     TDS currently operates and maintains a captive landfill for a domestic steel mill pursuant to a service contract. TDS is currently exploring additional opportunities for providing captive landfill services.

     TDS's Conversion Systems unit has provided electric utilities with turn-key design, engineering and installation of systems for the stabilization of wet scrubber effluent and boiler ash residues produced at coal-fired power plants. These systems convert the sludge resulting from wet scrubber removal of sulfur dioxide from power plant emissions into a concrete-like material suitable for environmentally responsible landfilling. Conversion Systems substantially completed its last major project of this type in 1995. However, in response to Phase II of the "Acid Rain" provisions of the Clean Air Act Amendments of 1990, additional opportunities may be available to Conversion Systems. Although it is not yet clear how many power plants will install wet scrubbers and elect or be required to include stabilization units, the Company believes that its technology will continue to provide the utility industry with a cost-effective and environmentally desirable waste management solution. The Company continues to explore opportunities for utilizing its flue gas desulfurization sludge stabilization expertise in the Eastern European market as well.

     Conversion Systems also is the sole licensee of a proprietary technology (Super Detox(R)) for stabilizing electric arc furnace dust - a listed hazardous waste (KO61) under RCRA generated by steel mills - that renders the EAF dust suitable for landfilling in non-hazardous landfills and for possible reuse. TDS currently operates an EAF dust stabilization facility on-site at one of the largest domestic mini-mills, and provides Super Detox(R) stabilization for EAF dust at each of its regional Envirosafe Ohio and Idaho facilities. During 1994, 1995 and 1996, TDS entered into a number of new contracts to receive and process EAF dust at its Envirosafe facilities. TDS actively continues to market this process to other U.S. mini-mills and is exploring additional opportunities internationally for its Super Detox(R) technology.

     In June 1995, Conversion Systems received from the U.S. Environmental Protection Agency ("USEPA") a generic delisting for Super Detox(R)-stabilized EAF dust, which allows TDS to handle EAF dust treated utilizing its proprietary process as a non-hazardous waste. The generic delisting status for the process will save TDS and its customers the time and expense involved in petitioning USEPA on a facility-by-facility basis for delisting status. USEPA, as well as the Illinois Department of Environmental Regulation, previously has granted site specific delistings for this process. In addition, in November 1995, TDS received from the Idaho Department of Health and Welfare a generic delisting for Super Detox(R)-stabilized EAF dust which essentially has the same effect as the USEPA delisting. The Company believes that the Super Detox(R) technology provides an environmentally safer and more cost-effective solution than the off-site thermal process currently employed by a large portion of the mini-mill industry.

     Horsehead Resource Development Company, Inc. ("Horsehead"), a competitor of TDS in the EAF dust management business, has filed a petition for review of the USEPA and Illinois delistings. The Company believes that such appeals are without merit and ultimately will be denied. In any event, the delisting is not necessary for the Company to continue these operations at its Ohio and Idaho sites.

     Competition.  The Company's hazardous waste treatment and disposal business
     -----------
is characterized by intense competition. Envirosafe has a limited number of competitors in the off-site hazardous waste landfill business (there are 19 active, permitted hazardous waste landfills in the U.S.), only two of which operate more than two landfills, and several competitors engaged in the treatment or stabilization of hazardous waste. Competition in this industry is based on service, site and process integrity and the all-in cost of disposal, which includes treatment, stabilization and transportation costs and taxes. Expanded use of rail services and additions to stabilization services will further improve Envirosafe's competitive position. The market for hazardous waste services generally is geographically broad, but is narrowed depending on factors such as the types of waste a facility is permitted to accept, the types of services offered by a facility, the cost of operation of a facility and the proximity of the facility to the customer.

     TDS's principal competition in electric arc furnace flue dust stabilization is Horsehead, a thermal metal recovery processor. Although Horsehead historically had accounted for at least 60% of the U.S. market, within the last year TDS has gained significant market share. The market for wet scrubber stabilization units has been dormant and it is difficult to determine the number and nature of Conversion System's viable competitors. However, TDS expects to encounter increased competition through the decade from wet scrubber manufacturers as well as from wet scrubber technologies and processes that do not, or purport not to, require sludge stabilization units. Competition in these businesses is based primarily on price, quality of service, technical expertise and the environmental integrity of the process.

DISCONTINUED OPERATIONS
-----------------------

     The IMSAMET operations, which the Company sold in January 1997, served the aluminum industry. At its Idaho facility, IMSAMET processed used aluminum beverage cans ("UBCs") and aluminum dross and scrap. At facilities located in Arizona (through a 70% owned partnership) and Utah, IMSAMET reclaimed aluminum from dross, a by-product of the aluminum production process. IMSAMET also had a 50% interest in a Utah partnership, Solar Aluminum Technology Services, to recycle saltcake (a by-product generated in the recovery of aluminum from dross) into marketable aluminum metal concentrate, aluminum oxide and salt brine, using a proprietary wet milling system.

SEGMENT DATA
------------

     See Note J for information concerning revenues and operating income by segment for the years ended December 31, 1996, 1995 and 1994 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

EMPLOYEES
---------

     At March 1, 1997, the Company employed approximately 1,800 persons. A majority of the hourly employees in the Industrial Environmental Services segment are covered by site-specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 1997. All other contracts will be renegotiated in 1998 or thereafter. Fewer than 30 Treatment & Disposal Services segment hourly employees are also unionized. The Company believes it has a good working relationship with its employees.


ITEM 2.  Properties.
         ----------

HEADQUARTERS
------------

     The Company now maintains its headquarters at a single location in Horsham, Pennsylvania in leased premises. Until June 1996, the Company's corporate headquarters were located in leased premises in Stamford, Connecticut and the headquarters of TDS were located in separate leased premises in Horsham, Pennsylvania.

INDUSTRIAL ENVIRONMENTAL SERVICES
---------------------------------

     IMS has operations providing metal recovery and other services at steel mills throughout the continental United States and in Canada. Equipment located at the sites operated by IMS and its subsidiaries includes prefabricated storage, shop and office structures, pot carriers, slab haulers, loaders, railcars, cranes, trucks, metal recovery plants and crushers and other specialized mobile and stationary equipment used in metal-recovery operations and industrial service work, most of which is owned. In addition to its headquarters, IMS leases office space near Pittsburgh, Pennsylvania.

     Management believes that the physical facilities for the Company's Industrial Environmental Services segment are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. The metal recovery and slag processing installations are generally located at specific customer facilities and are adequate to handle current levels of customer operations and anticipated future needs for current customers.

TREATMENT & DISPOSAL SERVICES
-----------------------------

     Envirosafe owns substantially all of the land, buildings and equipment used in its treatment and disposal operations in Oregon, Ohio and near Grand View, Idaho. Conversion Systems owns the building and equipment at one stabilization facility in Illinois and one in Pennsylvania and leases land for both facilities. In addition to its headquarters, TDS leases office space in Ohio and Idaho. Assuming the timely completion of subsequent phases under existing permit authority, Envirosafe expects to maintain ample hazardous waste disposal capacity into the next decade. Management believes that the physical facilities for TDS are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.


ITEM 3.  Legal Proceedings.
         -----------------

     The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. In the opinion of management, the outcome of such litigation and proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------


    Not applicable.



                  *               *               *

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

    The Company's executive officers are as follows:


Name                    Age       Position

Ronald P. Spogli        48        Chairman of the Board; Director

Louis A. Guzzetti, Jr.  57        President and Chief Executive
                                  Officer; Director

George E. Fuehrer       48        Senior Vice President, Planning

Aarne Anderson          56        Vice President, Taxes

William B. Davis        46        Vice President and Treasurer

Bradley W. Harris       37        Controller

Leon Z. Heller          47        General Counsel and Secretary

James C. Hull           59        Vice President and Chief
                                  Financial Officer

     Officers are elected annually and hold office until their successors are elected and qualified.

     Ronald P. Spogli became a director and Chairman of the Board of the Company in May 1993. Mr. Spogli is a founding partner of Freeman Spogli & Co. He is also a director of Brylane, Inc., Buttrey Food and Drug Stores Company, Calmar, Inc. and The Pantry, Inc.

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

     George E. Fuehrer has been employed by the Company since 1982 and has served as its Senior Vice President, Planning since May 1989. Mr. Fuehrer also served as President of IMSAMET from November 1995 until January 1997. From June 1988 until May 1989 he served as Senior Vice President - Finance of the Company. He was its Treasurer from November 1984 until May 1989. Mr. Fuehrer also served as Vice President - Finance from February 1984 until June 1988.

     Bradley W. Harris has been the Company's Controller since September 1996, when he joined the Company. From August 1981 to September 1996 Mr. Harris was employed by Ernst & Young LLP, most recently as a Senior Manager.

     Leon Z. Heller has been the Vice President and General Counsel of International Mill Service, Inc., a subsidiary of the Company, since February 1991. Mr. Heller has served as the Company's General Counsel and Secretary since September 1996.

     James C. Hull has been the Company's Vice President and Chief Financial Officer since May 1989, when he joined the Company.


                            PART II


ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.
         -----------------------------------------------------

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "ENSO" and on The Pacific Exchange under the symbol "ES". The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 1996 and 1995, based upon prices supplied by The National Association of Securities Dealers ("NASD").

                             1996                1995

                        High      Low       High      Low
                        ----      ---       ----      ---
First Quarter          $4.25     $3.13     $4.50     $3.25
Second Quarter          4.38      3.38      4.75      4.00
Third Quarter           4.06      3.38      4.63      2.88
Fourth Quarter          3.88      2.44      3.25      2.50

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

     The Company has not paid a cash dividend on its Common Stock since the confirmation of its plan of reorganization in November 1983 and has no present plan to pay cash dividends. The Company is currently prohibited from paying cash dividends on its Common Stock by its bank credit agreement and by the indenture under which the Senior Notes were issued.

     At March 5, 1997 the Company had approximately 3,300 holders of record of its Common Stock.

ITEM 6.   Selected Financial Data.
          -----------------------

     The information presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, including Note B which describes the 1996 and 1995 unusual items.



                                                      1996         1995       1994       1993       1992
                                                      ----         ----       ----       ----       ----
                                                         (In thousands, except for per share amounts)

Revenues                                           $212,789     $223,722   $230,434   $246,927   $207,864
Costs and expenses                                  189,264      189,233    193,914    222,224    185,483
Unusual items, net (1)                                4,650       (2,624)               18,200
                                                      -----       -------  --------     ------   --------
Operating income                                     18,875       37,113     36,520      6,503     22,381
Interest income                                       1,356        1,133        983      1,177      1,060
Interest expense                                    (28,187)     (23,483)   (21,974)   (25,261)   (29,572)
                                                    --------     --------   --------   --------   --------
Income (loss) from continuing operations
 before income taxes                                 (7,956)      14,763     15,529    (17,581)    (6,131)
Income tax (benefit) expense                          3,266       (5,208)    (4,280)    (2,549)    (1,299)
                                                      -----       -------    -------    -------    -------
Income (loss) from continuing operations             (4,690)       9,555     11,249    (20,130)    (7,430)
Income (loss) from discontinued operations(2)           399          949       (190)    (1,444)      (108)
                                                        ---          ---       ----     ------       ----

Income (loss) before extraordinary loss
 and cumulative effect of accounting change          (4,291)      10,504     11,059    (21,574)    (7,538)
Extraordinary debt extinguishment loss                              (806)              (21,930)
Cumulative effect of income tax accounting
  change                                                                                (2,302)
                                                   --------     --------   --------   --------   --------
Net income (loss)                                  $ (4,291)    $  9,698   $ 11,059   $(45,806)  $ (7,538)
                                                   =========     ========   ========   ========   ========


Income (loss) applicable to common shares
 and equivalents (3)                               $ (4,442)    $  7,959   $ 10,457   $(48,988)  $(11,633)
                                                   ========     ========   ========   ========   ========

Income (loss) per common share:
  Continuing operations                            $   (.12)    $    .19   $    .26   $   (.69)  $   (.52)
  Discontinued operations                               .01          .03                  (.04)
  Extraordinary loss                                                (.02)                 (.64)
  Cumulative effect of accounting change                                                  (.07)
                                                   --------     --------   --------        ----  ---------

  Net income (loss)                                $   (.11)    $    .20   $    .26   $  (1.44)  $   (.52)
                                                 ==========     ========   ========   ========   ========

Average common shares and equivalents                40,443       40,527     40,292     34,009     22,251
                                     (continued on next page)


                                                      1996         1995       1994       1993       1992
                                                      ----         ----       ----       ----       ----
                                                                        (in thousands)
Total assets                                       $459,909     $444,436    $442,872   $419,282   $436,483

Working capital deficiency (4)                       (8,762)     (34,099)     (8,275)   (17,396)    (5,138)

Debt (non-current)                                  268,424      275,158     259,263    233,297    231,405

Redeemable preferred stock (non-current)                -           -         31,396     38,711     43,850

Stockholders' equity                                 39,057       32,604      24,521     14,217     20,549

Notes
-----

     (1) After related income taxes, 1996 unusual items reduced net income by approximately $3 million or $.08 per share and 1995 unusual items reduced net income by approximately $1 million or $.02 per share. See Note B. The 1993 unusual items consisted of a $22 million restructuring charge and a credit from reducing estimated IU International liabilities that together reduced net income by $17.6 million or $.52 per share.

     (2)  See Note D.

     (3) Includes gains from buying back Class G preferred stock of $.2 million or $.01 per share in 1996 and $1.7 million or $.04 per share in 1994.

     (4) The 1996 working capital deficiency was virtually eliminated upon the January 1997 sale of the Company's IMSAMET subsidiary. See the pro forma balance sheet on pages S-2 and S-3.

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

RESULTS OF OPERATIONS
---------------------

1996 VERSUS 1995
----------------

                                                                                    1996
                                                       Year ended              better(worse)
                                                      December 31,               than 1995
                                                      ------------             -------------


                                                      1996      1995           Amount     %
                                                      ----      ----           ------     -
                                                        (Dollars in thousands)
Revenues
    Industrial Environmental Services            $ 180,002    $ 181,081      $ (1,079)   (1%)
    Treatment & Disposal Services                   32,787       42,641        (9,854)  (23%)
                                                    ------       ------        ------
                                                 $ 212,789    $ 223,722      $(10,933)   (5%)
                                                 =========    =========      ========

Gross Profit
    Industrial Environmental Services            $  46,690    $  51,523      $ (4,833)   (9%)
    Treatment & Disposal Services                        -        9,129        (9,129) (100%)
                                                    ------        -----        ------
                                                 $  46,690    $  60,652      $(13,962)  (23%)
                                                 =========    =========      =========
Operating Income (Loss)
    Industrial Environmental Services            $  33,668    $  39,360      $ (5,692)  (14%)
    Treatment & Disposal Services                   (5,581)       1,611        (7,192)     -
    Corporate headquarters                          (4,562)      (6,482)        1,920    30%
    Unusual items, net                              (4,650)       2,624        (7,274)     -
                                                    ------        -----        ------
                                                 $  18,875    $  37,113      $(18,238)  (49%)
                                                 =========    =========      ========    ===

     Although conditions in the steel industry remained generally favorable throughout 1996, Industrial Environmental Services revenues decreased slightly. The Company's May 1996 acquisition of Alexander Mill Services, Inc. contributed $6.6 million to revenues in the year, but the increase was largely offset by the mid-1996 loss of a steel industry customer that accounted for $8.3 million of revenues in 1995. At the beginning of the 1996 fourth quarter, a major steel industry customer's employees commenced a strike that continues in 1997. That customer contributed $3 million of revenues in the 1995 fourth quarter. Also in 1996 our largest steel industry customer experienced an explosion and a 60-day outage at its largest blast furnace. Treatment & Disposal Services revenues decreased primarily because 1995 revenues included over $7 million from the last major phase of a scrubber sludge stabilization system contract. Revenues also declined because treatment and disposal tonnage was lower during the first six months of 1996 due to overall depressed market conditions. However, a year-to-year tonnage increase was realized during the second half of 1996 as the Company obtained additional contracts to stabilize electric arc furnace dust (a hazardous waste produced by steel mini-mills).

     Industrial Environmental Services gross profit decreased due to the strike and blast furnace outage discussed above together with somewhat lower profit margins at a number of other steel industry customer sites. Treatment & Disposal Services gross profit declined to zero primarily due to decreases in treatment and disposal volumes and margins and the lack of new stabilization system contracts. Treatment & Disposal Services also recorded $1.2 million of additional closure costs for inactive waste treatment and disposal facilities in 1996, as compared with a $1 million reduction of expected closure costs for an inactive landfill site in 1995.

     Selling, general and administrative expenses decreased $3 million due primarily to the effects of the 1996 reorganization discussed in the next paragraph.

     Unusual items,  net. In 1996 unusual items included $4.4 million of charges
     --------------------
for the Company's 1996 reorganization, which was initiated to improve productivity and reduce costs. The reorganization consisted principally of consolidating the Company's headquarters functions in a single location. The Company's corporate headquarters in Stamford, Connecticut and the Treatment & Disposal Services segment's headquarters in Horsham, Pennsylvania were closed and their activities moved to the International Mill Service headquarters building, also in Horsham. As a result of the reorganization, approximately 50 positions were eliminated, mostly in the Treatment & Disposal Services segment. Cost savings of $4.3 million were realized during the year and ongoing annual savings should approximate $5 million. In 1996 unusual items also included charges of $1.2 million to settle the last disputed matter from the Company's 1993 restructuring. Partially offsetting these charges is a $.9 million credit from reducing estimated liabilities remaining from the Company's 1988 acquisition of IU International Corporation ("IU International"). After related income tax benefit, the unusual items increased the loss from continuing operations by approximately $3 million or $.08 per share.

     Interest expense increased $4.7 million for the year due to higher average debt levels, primarily to finance the retirement of the Class G preferred stock and also due to the Alexander acquisition.

     Current income tax expense consists of state and foreign taxes. Deferred income taxes are discussed in the next section.

     The Company completed the sale of its IMSAMET subsidiary in January 1997 for a gain of $8.3 million or $.21 per share, after taxes, that will be included in first quarter results. Accordingly, IMSAMET's results have been classified as discontinued operations.

     Due to the factors described above and including the income of the discontinued operations, the Company incurred a net loss of $4.3 million in 1996 as compared with income of $10.5 million before an extraordinary debt extinguishment loss in 1995.

     There was a minimal Class G preferred stock dividend requirement in 1996 because most of the Class G stock was retired at a $.2 million gain in the first quarter and all of the remaining Class G stock was redeemed by July 15, 1996.

DEFERRED INCOME TAXES
---------------------

     In 1996 the Company recognized $26 million of net deferred income tax assets in its balance sheet. These assets represent tax benefits the Company expects to realize over the next several years by utilizing its income tax loss carryforwards and other deferred tax assets to reduce income taxes that would otherwise be payable in cash.

     Of the $26 million, $11.3 million will be realized when the Company utilizes income tax loss carryforwards and other deferred tax assets to eliminate income tax payments on the January 1997 gain from selling its IMSAMET subsidiary. In addition, the Company has determined that it is more likely than not that it will earn enough taxable income to realize the remaining $14.7 million over the next several years. Realization of this amount will require cumulative taxable earnings of approximately $42 million. When the consolidated results of continuing operations for the three most recent years are adjusted by
(1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total over $33 million and average $11 million annually. On this basis, the Company would realize $14.7 million of deferred tax assets within approximately four years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $14.7 million of deferred tax assets if, counting only profitable years, it earns $42 million of taxable income during the fourteen year period ending in 2010, so long as the cumulative amount of such earnings reaches at least $10 million by 2005, $21 million by 2006, $30 million by 2008 and $39 million by 2009.

     In making its determination that it is more likely than not that it will earn enough taxable income to realize $26 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the three most recent years, (2) the reduction in interest expense obtained by applying the IMSAMET net proceeds to reduce debt, (3) ongoing cost savings achieved with its 1996 reorganization, and (4) profit improvements from treating increased volumes of electric arc furnace dust with its proprietary Super Detox(R) technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and (4) a material decrease in the level of electric arc furnace dust currently treated with the Company's proprietary Super Detox(R) technology.

     The $26 million of income tax benefits were credited as follows: $4.4 million reduced the 1996 loss from continuing operations; $10.9 million reduced goodwill in the balance sheet (because the related deferred tax assets arose from IU International acquisition obligations - Note G); and $10.7 million increased capital in excess of par value in the balance sheet (because the related deferred tax asset arose from net operating loss carryforwards that originated prior to the Company's 1983 reorganization). Of the $4.4 million that reduced the 1996 loss from continuing operations, $1.3 million was applicable to the pre-tax loss for the year and the other $3.1 million represents additional tax benefits that reduced the loss from continuing operations by $.08 per share. Deferred tax charges of $4.3 million or $.11 per share in 1995 and $1.7 million or $.04 per share in 1994 arose from utilizing deferred tax assets attributable to IU International acquisition obligations with corresponding credits to goodwill.

     As described further in Note C, the Company has additional income tax net operating loss carryforwards and other deferred tax assets that are available to further reduce any future federal income tax payments.

1995 VERSUS 1994
----------------

                                                                                    1995
                                                       Year ended              better(worse)
                                                      December 31,               than 1994
                                                      ------------               ---------


                                                     1995      1994            Amount     %
                                                     ----      ----            ------     -
                                                        (Dollars in thousands)
Revenues
    Industrial Environmental Services             $ 181,081  $ 177,396       $  3,685     2%
    Treatment & Disposal Services                    42,641     53,038        (10,397)  (20%)
                                                     ------     ------        -------
                                                  $ 223,722  $ 230,434       $ (6,712)   (3%)
                                                  =========  =========       ========

Gross Profit
    Industrial Environmental Services             $  51,523  $  50,619       $    904     2%
    Treatment & Disposal Services                     9,129     14,936         (5,807)  (39%)
                                                      -----     ------         ------
                                                  $  60,652  $  65,555       $ (4,903)   (7%)
                                                  =========  =========       ========

Operating Income (Loss)
    Industrial Environmental Services             $  39,360  $  36,105       $  3,255     9%
    Treatment & Disposal Services                     1,611      6,339         (4,728)  (75%)
    Corporate headquarters                           (6,482)    (5,924)          (558)   (9%)
    Unusual items, net                                2,624                     2,624     -
                                                      -----    -------          -----
                                                  $  37,113  $  36,520       $    593     2%
                                                  =========  =========       ========


     Industrial Environmental Services revenue increased primarily due to high production volumes resulting from generally favorable conditions in the steel industry. Treatment & Disposal Services revenue decreased due to a reduction in landfill disposal volume and lower landfilling prices for hazardous waste clean-up projects, resulting from continuing depressed market conditions. These decreases were partially offset by a higher proportion of higher-priced tonnage requiring stabilization prior to landfilling.

     Industrial Environmental Services gross profit improvements paralleled the revenue increases. The Treatment & Disposal Services gross profit reduction was primarily due to lower landfill profits, which paralleled the revenue reduction. That segment's 1995 gross profit benefited from a $1 million reduction of expected closure costs at an inactive landfill site. Reduced profits from long-term contracts to design and supply scrubber sludge stabilization systems for electric utilities were offset by improved profits from other services. During 1995 the Treatment & Disposal Services segment embarked on a comprehensive marketing program to attract additional landfill volume by treating steel mill electric arc furnace dust with its proprietary Super
Detox(R) technology. Treatment & Disposal Services began processing this waste stream at its landfills in the latter part 1995.

     Selling, general and administrative expenses were $2.9 million lower in 1995. Industrial Environmental Services' costs were $2.4 million lower in 1995 due primarily to headcount reductions. The $1.1 million improvement at Treatment & Disposal Services resulted principally from headcount reductions, lower marketing costs and lower performance-based compensation. Corporate headquarters costs increased by $.6 million due to litigation expenses.

     Unusual items, net. During 1995 the Company favorably  resolved a number of
     ------------------
liabilities resulting from its 1988 acquisition of IU International, primarily liabilities for insurance matters. The benefit of these developments was partially offset by additional charges for other matters arising from the same acquisition. The net credit to income in 1995 amounted to $3.6 million, before taxes. The Company also increased its estimate of costs to complete the final steps of its 1993 restructuring by $.2 million and incurred $1 million of termination costs for additional headcount reductions during 1995. After related income tax expense of $3.5 million, these items reduced net income by approximately $1 million or $.02 per share.

     Interest expense increased $1.5 million, primarily due to a higher average debt level.

     Income tax expense increased $.9 million primarily because of the disproportionately high federal taxes not payable in cash related to the aforementioned net unusual items, partially offset by lower state taxes payable.

     In 1995 the Company entered into a new five-year bank credit facility, and recorded a $.8 million extraordinary debt extinguishment loss to write off the unamortized issuance costs of its previous bank credit agreement.

     Due to the factors described above and including discontinued operations, 1995 net income, after deducting the $.8 million extraordinary loss and the $1 million adverse after-tax effect of the unusual items, was $9.7 million compared with $11.1 million in 1994.

     Class G preferred stock dividend requirements in 1995 were $.5 million lower than in 1994, due to retirements during 1994. 1994 benefitted from a $1.7 million gain from purchasing and retiring Class G redeemable preferred stock, which amounted to $.04 per share.

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

     The  Company  expects  1997  capital  expenditures  of $20 to $25  million, primarily for equipment replacements, development of additional landfill capacity and improvements to waste treatment facilities. Scheduled debt repayments amount to $5.5 million in 1997.

     Treatment & Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially nonrefundable trust fund payments. These payments declined sharply to $1.5 million in 1996. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to amount to approximately $2.8 million in 1997 and $2.4 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

     The consolidated balance sheet reflects negative working capital of $8.8 million at December 31, 1996. However, the sale of IMSAMET (Note D) and application of the proceeds to reduce debt virtually eliminated this deficiency, as shown in the pro forma balance sheet as of December 31, 1996.

     On March 15, 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU International Corporation prior to the Company's acquisition of IU International in 1988. See Note N. The Company believes any such claim is unwarranted and, if such claim were asserted, would contest any such claim vigorously. The Company believes it would ultimately prevail on the merits. However, under the Multiemployer Pension Plan Amendments Act of 1980, the federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. However, the resolution of such matters, which potentially could take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

     Upon the sale of IMSAMET, the Company applied the net proceeds to pay down bank borrowings, and also reduced the amount of its bank credit facility to $65 million of revolving credit borrowing and letter of credit capacity. By early February 1997, revolving credit borrowings amounted to $31 million and $7.3 million of standby letters of credit were outstanding. The bank facility was amended to accommodate the sale of IMSAMET, including changes to the financial covenants that require the Company to meet certain financial ratios and tests during 1997. To remain in compliance with the bank facility during 1998 and thereafter, the Company will need to obtain further adjustments to the required financial ratios and tests throughout the remaining term of the facility. The Company and the banks that are parties to the facility intend to further amend such ratios and tests. The $65 million amount of the credit facility declines by 12.5% in each of January 1999 and 2000 and the credit facility terminates in January 2001.

     Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements.

     Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such violations and fines have not had, and are not expected to have, a material impact on the Company's business. It is possible that the future imposition of additional environmental compliance requirements could have a material adverse effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. See Note N, in which environmental compliance is discussed.

ITEM 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

     See the financial  statements and schedules  attached  hereto and listed in
Item 14(a)(1) and (a)(2) hereof.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         ------------------------------------------------

    Not applicable.

                             PART III


ITEM 10.    Directors and Executive Officers of the Company.
            -----------------------------------------------

     Reference is made to the information set forth under the headings (i) "Election of Class B Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1996 and (ii) "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.


ITEM 11.    Executive Compensation.
            ----------------------

     Reference is made to the information set forth under the heading "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1996, which information is incorporated herein by reference.


ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            ---------------------------------------------------

     Reference is made to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1996, which information is incorporated herein by reference.


ITEM 13.    Certain Relationships and Related Transactions.
            ----------------------------------------------

     Reference is made to the information set forth under the heading "Certain Transactions" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1996, which information is incorporated herein by reference.

                                  PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.
            ----------------------------------------------------

    (a)     Documents Filed as Part of this Report.
            --------------------------------------

    (1)     Financial Statements.
            --------------------

     The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

       Report of Independent Auditors

       Consolidated Balance Sheets at December 31, 1996 and 1995

       Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994

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

    (3)     Exhibits.
            --------
    3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix A (pages A-1 to A-3) to the Company's Proxy Statement filed April 29, 1996 in respect of its 1996 Annual Meeting of Stockholders(File No. 1-1363)).

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

    4.13*- Second Amendment, dated as of December 23, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent.

    10.1 - Restated Incentive Stock Option Plan of the
           Company, as amended (incorporated herein by reference to Exhibit A to the Company's
           Registration Statement on Form S-8, filed
           January 17, 1989 (File No. 33-26633)).


    *Filed herewith

    10.2 - Promissory Note of Louis A. Guzzetti, Jr., dated
           March 31, 1993, payable to the Company, amending and replacing the Promissory Notes dated October 15, 1987, March 31, 1991 and March 31, 1992 and the Letter Amendments dated April 13, 1991 and May 12, 1992,(incorporated herein by reference to Exhibit
           10.13 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

    10.3 - Promissory Notes of Aarne Anderson, George E. Fuehrer and Mr. Guzzetti, dated as of April 1, 1993, payable to the Company, amending and replacing the Promissory Notes dated January 13, 1989, April 1, 1991 and April 1, 1992,(incorporated herein by reference to Exhibit
           10.17 to Post-Effective Amendment No. to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

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

  10.12 - Employment Agreement, dated November 5, 1996, between the Company and Aarne Anderson (incorporated herein by reference to Exhibit 10.12 to the Company's
           Quarterly Report on Form 10-Q for the period ended
           September 30, 1996 (File No. 1-1363)).

  10.13 - Employment Agreement, dated November 5, 1996, between the Company and William B. Davis (incorporated herein by reference to Exhibit 10.13 to the Company's
           Quarterly Report on Form 10-Q for the period ended
           September 30, 1996 (File No. 1-1363)).

  10.14 - Employment Agreement, dated November 5, 1996, between the Company and James C. Hull (incorporated herein by reference to Exhibit 10.14 to the Company's
           Quarterly Report on Form 10-Q for the period ended
           September 30, 1996 (File No. 1-1363))

  10.15 - Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K for January 21, 1997 (File 1-1363)).

  10.16 - Amendment No. 1, dated as of January 21, 1997, to Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K for January 21, 1997 (File No. 1-1363))

  21.1* -  Subsidiaries of the Company

  23.1* -  Consent of Ernst & Young LLP


    (b)    Reports on Form 8-K.
           -------------------

     During the last quarter of the fiscal year ended December 31, 1996, the Company filed no Current Reports on Form 8-K.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997
                                   ENVIROSOURCE, INC.


                                   /s/ Louis A. Guzzetti, Jr.
                                   --------------------------
                                   Louis A. Guzzetti, Jr.
                                   President and Chief
                                   Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 28, 1997.

Signature                           Title

/s/ LOUIS A. GUZZETTI, JR.          President and Chief Executive
-------------------------
Louis A. Guzzetti, Jr.              Officer (Principal Executive
                                    Officer) and Director


/s/ JAMES C. HULL                   Vice President and Chief
-----------------
James C. Hull                       Financial Officer (Principal
                                    Financial and Accounting
                                    Officer)


/s/ RONALD P. SPOGLI                Chairman of the Board of
--------------------
Ronald P. Spogli                    Directors


/s/ WALLACE B. ASKINS               Director
---------------------
Wallace B. Askins

/s/ RAYMOND P. CALDIERO             Director
-----------------------
Raymond P. Caldiero


/s/ MARK J. DORAN                   Director
-----------------
Mark J. Doran


/s/ JEFFREY G. MILLER               Director
---------------------
Jeffrey G. Miller


/s/ JON D. RALPH                    Director
----------------
Jon D. Ralph


/s/ JOHN M. ROTH                    Director
----------------
John M. Roth


/s/ CHARLES P. RULLMAN, JR.         Director
---------------------------
Charles P. Rullman, Jr.


/s/ ARTHUR R. SEDER, JR.            Director
-----------------------
Arthur R. Seder, Jr.


/s/ J. FREDERICK SIMMONS            Director
------------------------
J. Frederick Simmons

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
EnviroSource, Inc.

We have audited the accompanying consolidated balance sheets of EnviroSource, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroSource, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  /S/ ERNST & YOUNG LLP

Stamford, Connecticut
February 21, 1997

                               ENVIROSOURCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          December 31,
                                                  ------------------------------
                                                  Pro Forma
                                                    1996       1996       1995
                                                    ----       ----       ----
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $  9,678  $  9,678   $  8,367
  Accounts receivable, less allowance
    for doubtful accounts of $1,220
    in 1996 and $729 in 1995                         31,550    31,550     33,558
  Net current assets of discontinued
    IMSAMET operations                                         34,864      2,559
  Net deferred income taxes                           3,900    15,200
  Other current assets                                4,686     4,686      5,666
                                                      -----     -----      -----
    Total current assets                             49,814    95,978     50,150


Property, plant and equipment:
  Land and improvements                                 887       887        894
  Landfill development                               29,701    29,701     29,577
  Buildings and improvements                         25,501    25,501     24,128
  Machinery and equipment                           214,768   214,768    202,912
                                                    -------   -------    -------
                                                    270,857   270,857    257,511
  Less allowance for depreciation                  (128,392) (128,392)  (114,044)
                                                   --------  --------   --------

                                                    142,465   142,465    143,467

Goodwill, less amortization                         138,635   138,635    144,589
Closure trust funds and deferred
  charges, less amortization                         34,139    34,139     33,867
Landfill permits, less amortization                  23,064    23,064     22,549
Net non-current assets of discontinued
  IMSAMET operations                                                      33,528
Net deferred income taxes                            10,800    10,800
Debt issuance costs, less amortization                8,442     8,442      9,625
Other assets                                          6,386     6,386      6,661
                                                      -----     -----      -----
                                                   $413,745  $459,909   $444,436
                                                   ========  ========   ========





See notes to consolidated financial statements.


                               ENVIROSOURCE, INC.
                    CONSOLIDATED BALANCE SHEETS -- Continued
                             (Dollars in thousands)

                                                          December 31,
                                                   -----------------------------
                                                   Pro Forma
                                                     1996       1996      1995
                                                     ----       ----      ----
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  9,302   $  9,302  $ 11,762
  Salaries, wages and related benefits                7,253      7,253     9,500
  Insurance obligations                               6,187      6,187     6,233
  Estimated reorganization and
    restructuring costs                               2,207      2,207     1,779
  Other current liabilities                          16,823     15,287    13,359
  Current portion of debt                             8,504     64,504     8,524
  Class G redeemable preferred stock                                      33,092
                                                      -----     ------    ------
      Total current liabilities                      50,276    104,740    84,249

Long-term debt                                      268,424    268,424   275,158

Other liabilities                                    47,688     47,688    52,425

Stockholders' equity:
  Common stock, par value $.05 per share,
    shares authorized-60,000,000, shares
    issued and outstanding-40,351,446 in
    1996 and 40,194,244 in 1995                       2,018      2,018     2,010
  Capital in excess of par value                    173,472    173,472   162,580
  Accumulated deficit                              (126,331)  (134,631) (130,189)
  Stock purchase loans receivable from
    officers                                           (810)      (810)     (840)
  Canadian translation adjustment                      (992)      (992)     (957)
                                                       ----       ----      ----
      Total stockholders' equity                     47,357     39,057    32,604
                                                     ------     ------    ------

                                                   $413,745   $459,909  $444,436
                                                   ========   ========  ========





See notes to consolidated financial statements.

                                ENVIROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)

                                           Years Ended December 31,
                                       -----------------------------
                                        1996         1995        1994
                                        ----         ----        ----
Revenues                             $  212,789   $  223,722  $  230,434

Cost of revenues                        166,099      163,070     164,879
Selling, general and
  administrative expenses                23,165       26,163      29,035
Unusual items, net                        4,650       (2,624)
                                          -----       ------      ------
Operating income                         18,875       37,113      36,520

Interest income                           1,356        1,133         983
Interest expense                        (28,187)     (23,483)    (21,974)
                                        -------      -------     -------

(Loss) income from continuing
  operations before income taxes         (7,956)      14,763      15,529

Income tax (expense) benefit:
  Current                                (1,134)      (1,262)     (2,576)
  Deferred                                4,400       (3,946)     (1,704)
                                          -----       ------      ------
                                          3,266       (5,208)     (4,280)
                                          -----       ------       -----
(Loss) income from
  continuing operations                  (4,690)       9,555      11,249

Income (loss) from discontinued
  IMSAMET operations                        399          949        (190)
                                            ---          ---        ----

(Loss) income before
  extraordinary loss                     (4,291)      10,504      11,059
Extraordinary debt
  extinguishment loss                                   (806)
                                         ------         ----      ------

Net (loss) income                        (4,291)       9,698      11,059

Preferred stock dividend
  requirements, reduced by
  retirement gains of $250
  in 1996 and $1,685 in 1994               (151)      (1,739)       (602)
                                           ----       ------        ----

(Loss) income applicable to
  common shares and equivalents      $   (4,442)  $    7,959  $   10,457
                                     ==========   ==========  ==========

(Loss) income per share:
  Continuing operations              $     (.12)  $      .19  $      .26
                                     ==========   ==========  ==========
  Before extraordinary loss          $     (.11)  $      .22  $      .26
                                     ==========   ==========  ==========
  Net (loss) income                  $     (.11)  $      .20  $      .26
                                     ==========   ==========  ==========

  Weighted average common and
    common equivalent shares             40,443       40,527      40,292

See notes to consolidated financial statements.



                               ENVIROSOURCE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                    Capital in                 Stock      Canadian
                                           Common   Excess of  Accumulated   Purchase   Translation
                                            Stock   Par Value   Deficit        Loans     Adjustment   Total
                                            -----   ---------   -------        -----     ----------   -----
Balance January 1, 1994                   $  2,003  $ 162,461  $ (148,605)   $   (840)   $   (802) $  14,217
 Common stock issued
  (41,500 shares)                                2        112                                            114
 Net income                                                        11,059                             11,059
 Preferred stock dividends
   and accretion                                                   (2,287)                            (2,287)
 Preferred stock
   retirement gain                                                  1,685                              1,685
 Translation adjustment                                                                      (267)      (267)
                                             -----    -------     -------        -----       ----       ----
BALANCE DECEMBER 31, 1994                    2,005    162,573    (138,148)       (840)     (1,069)    24,521

 Common stock issued
  (100,485 shares)                               5          7                                             12
 Net income                                                         9,698                              9,698
 Preferred stock dividends
   and accretion                                                   (1,739)                            (1,739)
 Translation adjustment                                                                       112        112
                                             -----    -------    --------        ----         ---        ---
BALANCE DECEMBER 31, 1995                    2,010    162,580    (130,189)       (840)       (957)    32,604

 Common stock issued
  (157,202 shares)                               8        192                                            200
 Deferred income tax benefit                           10,700                                         10,700
 Net loss                                                          (4,291)                            (4,291)
 Preferred stock dividends
   and accretion                                                     (401)                              (401)
 Preferred stock
   retirement gain                                                    250                                250
 Loan repayment                                                                    30                     30
 Translation adjustment                                                                       (35)       (35)
                                          --------  ---------   ---------     -------         ---        ---
BALANCE DECEMBER 31, 1996                 $  2,018  $ 173,472   $(134,631)    $  (810)  $    (992)  $ 39,057
                                          ========  =========   =========     =======   =========   ========


See notes to consolidated financial statements.

                               EnviroSource, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                          Years Ended December 31,

                                        -----------------------------
                                            1996      1995      1994
                                            ----      ----      ----
OPERATING ACTIVITIES
(Loss) income before extraordinary loss  $ (4,291) $ 10,504  $ 11,059
Adjustments to reconcile (loss) income
  before extraordinary loss to cash
  provided by operating activities:
    Deferred income taxes                  (4,400)    4,346     1,704
    Depreciation                           26,261    24,545    24,352
    Amortization                            9,715     9,071    10,656
    Unusual items, net of payments            945    (6,816)   (5,686)
    Changes in working capital             (1,741)      368    (4,079)
    Other, net                              1,674      (113)    4,010
                                            -----      ----     -----
Cash provided by operating activities      28,163    41,905    42,016
                                           ------    ------    ------

INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                               (21,883)  (32,560)  (39,261)
  Proceeds from dispositions                2,930       383       594
Purchase of Alexander Mill Services, Inc.
  (net of cash acquired)                   (5,953)
Landfill permit additions and
  closure expenditures                     (3,186)   (1,125)   (1,199)
Closure trust fund payments                (1,530)   (9,087)  (12,866)
Ongoing net cash flows related to
  IU International acquisition             (1,901)   (9,600)   (2,471)
Other                                        (798)   (2,299)   (5,620)
                                             ----    ------    ------
Cash used by investing activities         (32,321)  (54,288)  (60,823)
                                          -------   -------   -------

FINANCING ACTIVITIES
Debt issuance                              60,000    75,188    41,500
Debt repayment                            (21,372)  (60,173)  (13,035)
Debt issuance costs                          (102)   (2,624)     (643)
Retirement of preferred stock             (33,242)      (42)  (11,322)
Sale of common stock                          185        12       114
                                              ---        --       ---
Cash provided by financing activities       5,469    12,361    16,614
                                            -----    ------    ------

CASH AND CASH EQUIVALENTS
  Increase (decrease) during the year       1,311       (22)   (2,193)
  Beginning of year                         8,367     8,389    10,582
                                            -----     -----    ------
  End of year                            $  9,678  $  8,367  $  8,389
                                         ========  ========  ========


See notes to consolidated financial statements.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES
-----------------------------

Principles of consolidation:  The consolidated financial statements include
----------------------------
the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts reported in prior years have been reclassified for comparative purposes.

Use  of  estimates:  Preparing  financial  statements  in  accordance  with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash  equivalents:  Cash  equivalents  are highly liquid  investments  with
-----------------
maturities of three months or less when acquired.

Property,  plant and equipment:  Property, plant and equipment is stated at
------------------------------
cost. Depreciation is computed by the straight-line method based on the following lives: buildings -- 10 to 30 years and machinery and equipment -- 3 to 25 years. Landfill development costs are depreciated based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity.

Landfill  permits:  Costs to acquire  and  maintain  landfill  permits  are
-----------------
deferred and amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Accumulated amortization was $14.6 million and $13.3 million at December 31, 1996 and 1995.

Closure trust funds and deferred charges:  Idaho landfill closure costs and
----------------------------------------
post-closure obligations (accrued as liabilities in the balance sheet) are secured by a trust fund invested in U.S. government and government agency securities. These investments, totaling $12.8 million and $11.4 million at December 31, 1996 and 1995, are classified as "available-for-sale," have maturities of four months to ten years and are carried at market value. Interest income and realized gains and losses are recognized in earnings. Excess funds, if any, will revert to the Company.

------------------------------------------

Ohio landfill trust fund balances represent deferred charges that are amortized as part of closure costs. These trusts (also invested in U.S. government and government agency securities) will fund the latter stages of closure activity and all post-closure activity in perpetuity. Excess funds, if any, revert to the State of Ohio; accordingly, no interest income is recognized. Accumulated amortization was $12.1 million and $10.9 million at December 31, 1996 and 1995.

Closure  costs:  The  estimated  costs of future  closure and  post-closure
---------------
monitoring and maintenance of landfills are amortized or accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Closure costs are similar to landfill development costs, but are generally incurred for aboveground construction. Closure cost accruals of $8.8 million and $9.2 million are included in other long-term liabilities at December 31, 1996 and 1995.

Goodwill:  The  excess of  purchase  price over fair value of net assets of
--------
acquired businesses is recorded as an asset and amortized using the straight-line method over periods of 15 to 40 years. Accumulated amortization was $44 million and $39 million at December 31, 1996 and 1995. Most of the goodwill is identified with the Company's excellent reputation and long-term relationships within the steel industry. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on anticipated cash flows over the remaining amortization period, the carrying value of the goodwill will be reduced based on the discounted present value of the anticipated cash flows.

------------------------------------------

Revenues:  Most of the  Company's  revenues are  recognized as services are
---------
provided. Revenues of $8 million in 1995 and $6.9 million in 1994 were from long-term contracts to design, supply and construct "wet scrubber sludge" stabilization systems for electric utilities. Revenues from such contracts are recognized using the percentage-of-completion method, with progress toward completion measured in labor hours. Such contracts are segmented between "design and supply" and "construction", and a separate profit margin is recognized for each segment.

Earnings per share:  Per share amounts are  calculated  by dividing  income
-------------------
(loss) applicable to common shares and equivalents by the weighted average number of common shares and equivalents outstanding during the period.

Stock-based  compensation plans: The Company follows Accounting  Principles
-------------------------------
Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and discloses the fair value of options granted and pro forma earnings as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Pro forma balance sheet: The pro forma balance sheet presents the financial
-----------------------
position of the Company assuming the January 1997 sale of IMSAMET (Note D) took place as of December 31, 1996.

NOTE B -- UNUSUAL ITEMS, NET
----------------------------

1995  -  The  Company   purchased   IU   International   Corporation   ("IU
----
International") in 1988. During 1995 the Company favorably resolved a number of liabilities resulting from that acquisition, primarily liabilities for insurance matters (Note G). The benefit of these developments was partially offset by additional charges for other matters arising from the same acquisition. The net credit to income in 1995 amounted to $3.6 million. The Company also increased its estimate of costs to complete its 1993 restructuring by $.2 million and incurred $1 million of termination costs for additional headcount reductions during 1995. After related income tax expense of $3.5 million, these items reduced net income by approximately $1 million or $.02 per share.

1996 -  During  1996 the  Company  reduced  its  estimates  of  liabilities
----
remaining from the IU International acquisition by $.9 million. The Company also settled the last disputed matter from its 1993 restructuring, which resulted in an additional charge of $1.2 million for a terminated recycling unit. Additionally, the Company provided $4.4 million for its 1996 reorganization, which was initiated to improve productivity and reduce costs. The reorganization consisted principally of consolidating all of the Company's headquarters functions in a single location. The Company's corporate headquarters in Stamford, Connecticut and the Treatment & Disposal Services segment's headquarters in Horsham, Pennsylvania were closed and their activities moved to the International Mill Service headquarters building, also in Horsham. As a result, approximately 50 positions were eliminated, mostly in the Treatment & Disposal Services segment. After related income tax benefit of $1.6 million, these items increased the net loss by approximately $3 million or $.08 per share.

In addition to payments required for the above items, the caption "unusual items, net of payments" in the consolidated statements of cash flows includes payments related to a restructuring charge in the fourth quarter of 1993.

NOTE C -- INCOME TAXES
----------------------

The components of income tax benefit (expense) attributable to continuing operations are as follows (in thousands):


                                        1996             1995             1994
                                        ----             ----             ----
  Current:
  State                            $    (916)       $  (1,001)       $  (2,310)
  Canadian                              (218)            (261)            (266)
                                        ----             ----             ----
                                      (1,134)          (1,262)          (2,576)
Deferred:
  Federal                              4,400           (3,946)          (1,704)
                                       -----           ------           ------
                                   $   3,266        $  (5,208)       $  (4,280)
                                   =========        =========        =========

Canadian income before income taxes amounted to $.6 million in 1996 and 1995 and $.7 million in 1994.

Income tax benefit (expense) varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):

                                         1996            1995             1994
                                         ----            ----             ----
Benefit (expense) of pre-tax
  (loss) income from continuing
  operations at statutory
  rate                             $   2,785        $  (5,167)       $  (5,369)
Goodwill amortization                 (1,718)          (1,733)          (1,751)
Effect of reducing deferred
  tax valuation allowance              3,100            2,253            4,375
Effects of state and Canadian
  income taxes                          (595)            (683)          (1,535)
Other                                   (306)             122
                                        ----              ---        ---------
                                   $   3,266        $  (5,208)       $  (4,280)
                                   =========        =========        =========

-----------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                         December 31,
                                                       ----------------
                                                       1996        1995
                                                       ----        ----
Deferred tax assets:
  Net operating loss carryforwards                   $ 87,993  $114,099
  Capital loss carryforwards                            4,564     3,870
  Allowance for a doubtful receivable
    and insurance accruals that would
    result in capital losses                            5,018     6,682
  Other insurance accruals                              2,810     3,084
  Reorganization and restructuring
    accrual                                             1,280     1,108
  Pension and other postretirement
    benefits accruals                                   5,095     5,012
  Closure cost accruals                                 3,332     3,304
  Other accruals                                        6,473     9,391
                                                        -----     -----
    Total deferred tax assets                         116,565   146,550
  Valuation allowance                                 (69,100) (124,425)
                                                      -------  --------
   Net deferred tax assets                             47,465    22,125
                                                       ------    ------

Deferred tax liabilities:
  Tax over book depreciation plus
    IU International acquisition purchase
    price allocation to property, plant
    and equipment                                     (10,870)  (11,671)
  Tax over book post-closure deductions                (6,288)   (6,483)
  Tax over book landfill permit
    amortization                                       (4,012)   (3,747)
  Other                                                  (295)     (224)
                                                         ----      ----
    Total deferred tax liabilities                    (21,465)  (22,125)
                                                      -------   -------
    Net deferred taxes                               $ 26,000  $    -0-
                                                     ========    ======

-----------------------------------

The Company recognized $26 million of net deferred tax assets in the balance sheet in the fourth quarter of 1996. Of this amount, $11.3 million will be realized when the Company utilizes income tax loss carryforwards and other deferred tax assets to eliminate income tax payments on the January 1997 gain from selling its IMSAMET subsidiary (Note D). The balance was recognized because the Company has determined that is more likely than not that it will earn sufficient taxable income during the next several years to realize at least that much tax benefit from utilizing net operating loss carryforwards and other deferred tax assets to reduce income taxes that otherwise would be payable in cash.

The income tax benefits that resulted from recording the $26 million of deferred tax assets (by reducing the valuation allowance) were credited as follows: $4.4 million reduced the 1996 loss from continuing operations; $10.9 million was credited to goodwill (because the related deferred tax assets arose from IU International acquisition obligations-Note G); and $10.7 million increased capital in excess of par value (because the related deferred tax assets arose from net operating loss carryforwards that originated prior to the Company's 1983 reorganization). The valuation allowance was reduced by an additional $29.3 million, primarily due to the expiration of some of the net operating loss carryforwards that originated prior to the Company's 1983 reorganization. In 1995 and 1994 the valuation allowance was reduced by $6.6 million and $6.1 million, respectively. Of these amounts $2.3 million and $4.4 million were credited to reduce income tax expense. In both years, the remaining valuation allowance reductions were credited to reduce goodwill (because the related deferred tax assets arose from IU International acquisition obligations), resulting in deferred income tax expense.

The Company continues to carry a sizeable valuation allowance against the remainder of its deferred tax assets, primarily because $55 million of the $88 million deferred tax asset represents net operating loss carryforwards that expire in 1997 and 1998. The balance of the $88 million represents net operating loss carryforwards that for the most part will not expire for seven or more years. The deferred tax assets other than carryforwards represent items already reflected in the financial statements that will become available to reduce future income taxes as they become deductible for tax purposes.

-----------------------------------

Net operating loss  carryforwards  totaling $251 million expire as follows:
$10 million in 1997, $147 million in 1998, $1 million in 2000, $15 million in 2003, $46 million in 2005, $11 million in 2006, $9 million in 2008, $9 million in 2009, and $3 million in 2010. In 1993 the Company underwent a recapitalization that resulted in an "ownership change" (as defined in the Internal Revenue Code) that could limit the future use of the net operating loss carryforwards that expire through 2006. However, based on a comprehensive study of its overall tax position, the Company does not believe this limitation will affect its ability to utilize its net operating loss carryforwards.

Any additional income tax benefits attributable to net operating loss carryforwards that originated prior to the Company's 1983 reorganization will be credited to capital in excess of par value. Additional income tax benefits attributable to IU International acquisition obligations will be credited to goodwill. Additional income tax benefits attributable to other deferred tax assets will reduce future income tax expense. Subject to limitations discussed in the preceding paragraph and the Company's ability to generate sufficient future taxable income, upon recognition of additional net deferred tax assets, the $69.1 million valuation allowance would be credited as follows: $44.4 million to capital in excess of par value, $8.9 million to goodwill and $15.8 million to reduce income tax expense.

NOTE D -- SALE OF IMSAMET
-------------------------

On January 21, 1997, the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million realizing a pre-tax gain of $19.6 million. After a deferred income tax charge, the gain amounted to $8.3 million or $.21 per share. The proceeds from the sale were used to repay $56 million of revolving credit borrowings and expenses related to the transaction.

The assets and liabilities of IMSAMET have been classified in the balance sheet as net assets of discontinued operations and consist of the following (in thousands):

                                                      December 31,
                                                      ---------------
                                                   1996         1995
                                                   ----         ----
Accounts receivable                              $  3,882     $ 3,650
Property, plant and equipment, net                 17,929      19,095
Goodwill, less amortization                        10,338      10,666
Other assets                                        6,861       7,922
                                                   ------      ------
  Total assets of IMSAMET                          39,010      41,333

Accounts payable                                    1,210       1,363
Accrued expenses                                    1,380       1,441
Other liabilities                                   1,556       1,569
Debt                                                              873
                                                    -----         ---
  Total liabilities of IMSAMET                      4,146       5,246
                                                    -----       -----
Net assets of discontinued operations            $ 34,864    $ 36,087
                                                 ========    ========

IMSAMET's  results have been classified in the statement of operations as income
(loss)  from  discontinued   operations.   Summarized  results  of  discontinued
operations are as follows (in thousands):

                                       1996                  1995           1994
                                       ----                  ----           ----
Revenues                            $   37,399            $  40,962      $  29,081
                                    ==========            =========      =========
Income (loss) before
 income taxes                       $      399            $   1,349      $    (190)
Deferred income tax
 expense                                                        400
                                    ----------                  ---      ---------
Income (loss) from
 discontinued operations            $      399            $     949      $    (190)
                                    ==========            =========      =========

--------------------------------------

Interest expense of $3.3 million in 1996, $3.6 million in 1995, and $3.2 million in 1994 has been allocated to discontinued operations based on the ratio of the net assets of IMSAMET to consolidated net assets (equal to stockholders' equity plus debt not directly attributable to specific operations).

NOTE E -- ALEXANDER MILL SERVICES ACQUISITION
---------------------------------------------

The Company purchased Alexander Mill Services, Inc.("AMS"), a metal reclamation company serving the mini-mill sector of the steel industry, in May 1996. The results of AMS' operations are included in the consolidated statement of operations from the acquisition date. Pro forma results of operations, as if this transaction occurred at the beginning of each period, are as follows (in thousands, except per share amounts):

                                                        Year ended
                                                        December 31,
                                                        ------------
                                                        (Unaudited)
                                                    1996             1995
                                                    ----             ----
 Pro forma  revenues                              $217,205         $234,221
 Pro  forma  (loss)  income  before
     extraordinary loss                             (3,640)          11,101
 Pro forma net (loss) income                        (3,640)          10,205
 Pro forma net (loss) income per share            $   (.09)        $    .21

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of the respective periods.

The cost of the acquisition was $9 million (including $2.6 million that is payable to the former owner over three and one-half years with interest) plus the assumption of $7.2 million of debt. In allocating the purchase price, $10.7 million was charged to goodwill.

NOTE F -- DEBT
--------------

Debt is summarized as follows (in thousands):

                                                       December 31,
                                                  ----------------------
                                                  1996              1995
                                                  ----              ----

9-3/4% Senior Notes                            $ 220,000         $ 220,000
Bank Credit Facility                              89,000            44,000
Industrial revenue bond financings,
  equipment loans and other                       23,928            19,682
                                                  ------            ------
                                                 332,928           283,682
Less current maturities                           64,504             8,524
                                                  ------             -----
Long-term debt                                 $ 268,424         $ 275,158
                                               =========         =========

At December 31, 1996, required principal payments for each of the succeeding five years are: $64.5 million in 1997 (including $59 million of revolving credit borrowings repaid by early February), $5.8 million in 1998, $2.1 million in 1999, $.8 million in 2000 and $31 million in 2001.

The 9-3/4% Senior Notes (10.3% effective rate including amortization of issuance costs) are due in 2003 and are redeemable, in whole or in part, at the Company's option after June 15, 1998 at 104.9% of principal amount, declining to 100% by June 15, 2001. Upon a change in control (as defined), the Company must offer to purchase the Senior Notes at 101% of principal amount. The Senior Notes indenture contains restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

In December 1995, the Company entered into a $100 million, five-year bank credit facility. This resulted in an extraordinary debt extinguishment loss of $.8 million, consisting of the unamortized issuance costs of the previous bank credit agreement.

---------------------------

Upon the sale of IMSAMET (Note D), the Company applied the net proceeds to repay bank facility borrowings and reduced the amount of the facility to $65 million of revolving credit borrowing and letter of credit capacity, declining by 12.5% in each of January 1999 and 2000 and terminating in January 2001. Interest rates, the commitment fee and letter of credit fees are based on a pricing ratio (as defined). Interest on borrowings is at the bank's prime rate plus from .25% to 1.25% (8.25% plus 1.25% at December 31, 1996) or at Eurodollar rates plus from 1.5% to 2.5% (approximately 5.53% plus 2.5% at December 31, 1996). The commitment fee is currently .5% per annum on the unutilized portion of the facility. Outstanding letter of credit fees are currently 2.75% per annum. The facility is secured by accounts receivable and the Company's investments in stock and intercompany notes of its subsidiaries. By early February 1997, revolving credit borrowings had been reduced to $31 million and $7.3 million of standby letters of credit were outstanding.

The bank facility prohibits cash dividends and contains financial covenants that require the Company to meet certain financial ratios and tests. The facility was amended to accommodate the sale of IMSAMET, including changes to the financial ratios and tests required during 1997.

Industrial revenue bond financings of $8.8 million carry a weighted average effective interest rate of 9.3%. Equipment loans and other debt carry a weighted average effective interest rate of 9.8%.

NOTE G -- IU INTERNATIONAL ACQUISITION OBLIGATIONS
--------------------------------------------------

The Company has certain ongoing obligations resulting from the 1988 acquisition of IU International that are unrelated to current operations. Current liabilities include acquisition obligations of $6.8 million at December 31, 1996 and $7.1 million at December 31, 1995. These amounts represent ongoing obligations for insurance, employee benefits and other matters. As in the past, such payments will be reduced by IU International-related recoveries, if any. Payments on such obligations, reduced by recoveries, amounted to $1.9 million in 1996, $9.6 million in 1995 and $2.5 million in 1994.

Non-current other liabilities includes IU International acquisition obligations of $28.5 million at December 31, 1996 and $32.3 million at December 31, 1995 for insurance, employee benefits, income tax matters and other disputed matters.

NOTE H -- STOCKHOLDERS' EQUITY
-------------------------------

Warrants to purchase 200,000 shares of the Company's common stock at $3.50 per share expire on January 1, 1998. The warrants may be exercised using a cashless exercise feature (by the surrender of shares of common stock subject to the warrants). An affiliate of Freeman Spogli & Co. ("Freeman Spogli") that is a 47.5% stockholder holds warrants for 87% of such shares and The IBM Retirement Plan Trust Fund, a 6.6% stockholder, holds 12%. In 1995 warrants to purchase 695,652 shares of the Company's common stock at $4 per share and 200,000 shares at $3.50 per share were exercised using the cashless exercise feature, resulting in the issuance of 95,685 shares of the Company's common stock.

In 1996, warrants to purchase 102,002 shares of common stock were issued upon the cashless exercise of warrants to purchase the Company's common stock at seven cents per share.

A total of 3,440,235 shares of the Company's common stock have been reserved for the warrants described above and for stock options (Note I). Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

-------------------------------------------

The Company is authorized to issue 5.6 million shares of preferred stock, par value $.25 per share, with such terms and conditions as shall be specified by the Company's Board of Directors.

NOTE I -- STOCK OPTIONS
-----------------------

The Company maintains plans that provide incentive stock options and non-qualified stock options to key employees to purchase shares of the Company's common stock. The terms, conditions and numbers of shares are determined by the Compensation and Stock Option Committee of the Board of Directors. Incentive stock options may not be granted at exercise prices less than the fair market value of the stock at the time of grant. Non-qualified stock options may not be granted at exercise prices less than 50% of the fair market value at the time of grant. Options generally vest over three or five year periods. At December 31, 1996, options for 920,320 shares were available for future grants.

In 1995 the Company adopted a stock option plan for outside directors that are not affiliated with Freeman Spogli. Under the plan, on January 1 of each year each outside director is granted options to purchase 5,000 shares of the Company's common stock at the prior year-end market price. The plan also allows these directors to elect to receive below-market options in lieu of their annual directors' fees. In 1996 one director and in 1995 two directors elected to receive such options. All options granted under the plan become exercisable on the following January 1. At December 31, 1996 options for 656,139 shares were available for future grants.

The Company previously granted the four outside directors options outside the option plans to purchase 80,000 shares of the Company's common stock at exercise prices equal to the fair market value at the time of grant.

-------------------------------------

Option activity is summarized below:
                                                       Shares
                                       --------------------------------------
                                       1996             1995             1994

Shares under option at Jan. 1       1,591,642        1,286,885        1,656,100
Options granted                       298,509          435,082           48,740
Options exercised (at average
  exercise prices of $2.80 in
  1996, $2.50 in 1995 and $2.74
  in 1994                             (55,200)          (4,800)         (41,500)
Options expired or cancelled         (171,175)        (125,525)        (376,455)
                                     --------         --------         --------
Shares under option at Dec. 31      1,663,776        1,591,642        1,286,885
                                    =========        =========        =========
Options exercisable at Dec. 31      1,049,011          866,485          612,200
                                    =========          =======          =======

At December 31, 1996, option exercise prices ranged from $2.50 to $8.25 per share and the weighted average was $4.16 per share. These options, with a weighted-average remaining contractual life of 6.4 years, expire on various dates from January 1997 through December 2006. During 1996 the weighted-average exercise price of options granted was $3.62 per share and of options cancelled was $4.68 per share.

Using the Black-Scholes option pricing model, the estimated per share weighted-average fair values of stock options granted during 1996 and 1995 were $2.16 and $2.15. Assumptions made in determining the estimates of fair value include: risk-free interest rates of 5.6% in 1996 and 6.4% in 1995, a volatility factor of 46% and a weighted-average expected life of 8 years for both 1996 and 1995.

------------------------------------

Summarized information about stock options outstanding at December 31, 1996 is as follows:

                        Options Outstanding          Options Exercisable
                        -------------------------- -----------------------
                              Weighted-
                               Average   Weighted-              Weighted-
   Range of      Number of    Remaining   Average   Number of    Average
   Exercise       Options    Contractual  Exercise   Options     Exercise
    Prices      Outstanding     Life       Price   Exercisable    Price
    ------      -----------     ----       -----   -----------    -----
$2.50 to $4.00     911,776    7.5 years    $3.35      406,011     $3.02
 4.01 to  5.50     513,000    6.5           4.25      404,000      4.25
 5.51 to  8.25     239,000    2.1           7.07      239,000      7.07
                   -------                          ---------
 2.50 to  8.25   1,663,776    6.4           4.16    1,049,011      4.42
                 =========                          =========


The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except for per share amounts):

                                             1996                      1995
                                             ----                      ----

Pro forma net(loss)income                 $(4,591)                 $  9,509

Pro forma net(loss)income per share       $(  .12)                 $    .19

Because the Company's options vest over three or five year periods and only options granted in 1995 and 1996 are reflected in the calculations, the pro forma disclosures are not likely to be representative of future pro forma amounts.

NOTE J -- BUSINESS SEGMENTS
---------------------------

The Company's business segments are: Industrial Environmental Services, which provides recycling and other specialized services for the steel industry, and Treatment & Disposal Services, which operates hazardous waste disposal landfills and provides waste management and stabilization services for the steel, electric utility and other industries.

Information by business segment for the three years ended December 31, 1996 follows (in thousands):

                                         1996          1995             1994
                                         ----          ----             ----
REVENUES
--------
 Industrial Environmental Services     $ 180,002    $ 181,081        $ 177,396
 Treatment & Disposal Services            32,787       42,641           53,038
                                          ------       ------           ------
                                       $ 212,789    $ 223,722        $ 230,434
                                       =========    =========        =========

UNUSUAL ITEM (CHARGES) CREDITS, NET
-----------------------------------
 Industrial Environmental Services     $  (1,697)   $    (904)       $    (580)
 Treatment & Disposal Services            (2,431)        (100)             580
 Corporate headquarters                     (522)       3,628
                                            ----        -----        ---------
                                       $  (4,650  ) $   2,624        $       -
                                       =========    =========        =========


TOTAL OPERATING INCOME (LOSS)
-----------------------------
 Industrial Environmental Services     $  31,971    $  38,456        $  35,525
 Treatment & Disposal Services            (8,012)       1,511            6,919
 Corporate headquarters                   (5,084)      (2,854)          (5,924)
                                          ------       ------           ------
                                       $  18,875    $  37,113        $  36,520
                                       =========    =========        =========

IDENTIFIABLE ASSETS
-------------------
 Industrial Environmental Services     $ 252,958    $ 258,691        $ 256,027
 Treatment & Disposal Services           130,683      136,516          135,138
 Corporate headquarters                   41,404       13,142           16,296
                                          ------       ------           ------
                                         425,045      408,349          407,461
 Discontinued operations                  34,864       36,087           35,411
                                         -------      -------          -------
                                       $ 459,909    $ 444,436        $ 442,872
                                       =========    =========        =========

DEPRECIATION AND AMORTIZATION
-----------------------------
 Industrial Environmental Services     $  24,045    $  21,972        $  21,520
 Treatment & Disposal Services             7,569        7,286            9,988
 Corporate headquarters                    1,398        1,333            1,209
                                           -----        -----            -----
                                          33,012       30,591           32,717
 Discontinued operations                   2,964        3,025            2,291
                                           -----        -----            -----
                                       $  35,976    $  33,616        $  35,008
                                       =========    =========        =========

----------------------------------------

CAPITAL EXPENDITURES
---------------------
 Industrial Environmental Services     $  16,227    $  23,939        $  14,274
 Treatment & Disposal Services             4,761        6,345           17,428
 Corporate headquarters                        5           81               78
                                               -           --               --
                                          20,993       30,365           31,780
 Discontinued operations                     890        2,195            7,481
                                             ---        -----            -----
                                       $  21,883    $  32,560        $  39,261
                                       =========    =========        =========

Corporate headquarters expenses and assets support both segments but are not directly associated with either. Corporate assets consist principally of cash and cash equivalents, net deferred tax assets and unamortized debt issuance costs.

Revenues of approximately $43 million in 1996, $44 million in 1995 and $51 million in 1994 were from USX Corporation, the Company's largest steel industry customer. At December 31, 1996, $23.2 million of consolidated accounts receivable result from services performed for domestic steel industry customers. Industrial Environmental Services customers and operations are located throughout the United States and Canada. Treatment & Disposal Services landfills are in Idaho and Ohio. Foreign operations are not significant.

The following table sets forth the percentage of total revenue contributed by each class of services during the three years ended December 31, 1996:

                                            1996          1995          1994
                                            ----          ----          ----
Industrial recycling                         70.5%        66.7%          63.2%

Specialized services                         14.1         14.2           13.8

Waste stabilization
  and disposal                               15.2         15.5           20.0

Stabilization system design,
  supply and construction                      .2          3.6            3.0
                                               --          ---            ---
                                            100.0%       100.0%         100.0%
                                            =====        =====          =====

NOTE K -- RETIREMENT PLANS
--------------------------

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

Net periodic pension cost for defined benefit plans includes the following (in thousands):
                                              1996          1995          1994
                                              ----          ----          ----

Service cost-benefits
  earned during the period                 $   763       $   787       $   868
Interest cost on projected
  benefit obligations                        1,386         1,393         1,276
Actual gain on plan assets                  (2,576)       (2,860)         (238)
Net amortization and deferral                1,066         1,341        (1,083)
                                             -----         -----        ------
Net periodic pension cost                  $   639       $   661       $   823
                                           =======       =======       =======

---------------------------------------

The funded status, calculated principally using measurement dates of October 31, 1996 and 1995, and the liability accrued in the consolidated balance sheet for defined benefit plans are as shown below (in thousands):

                                                        December 31,
                                                      ----------------
                                                      1996        1995
                                                      ----        ----

Actuarial present value of
  benefit obligations:
   Vested                                          $  19,070   $  19,342
                                                   =========   =========
   Accumulated                                     $  19,081   $  19,355
                                                   =========   =========
   Projected                                       $  19,205   $  19,485
Plan assets at fair value                             19,183      16,349
                                                      ------      ------
Projected benefit obligations
  in excess of plan assets                                22       3,136
Unrecognized net loss                                   (391)     (2,633)
Prior service gain not yet recognized
  in net periodic pension cost                         3,985       4,333
Other                                                    168         311
                                                         ---         ---
Pension liability                                  $   3,784   $   5,147
                                                   =========   =========

The actuarial present value of projected benefit obligations was determined using discount rates of 7.75% in 1996 and 7.25% in 1995. The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5% in both years.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $1.8 million in 1996, $1.6 million in 1995 and $1.5 million in 1994.

---------------------------------------

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multiemployer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multiemployer pension plans. Costs for multiemployer pension plans amounted to $1.6 million in 1996 and $1.7 million in 1995 and 1994.

The Company also has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. The actuarially computed cost for these plans was $.5 million in 1996 and 1995 and $.4 million in 1994. The Company funds postretirement benefits on a "pay-as-you-go" basis.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Costs for these plans, which includes both current and postretirement benefit costs, amounted to $1.6 million in 1996 and 1994 and $1.7 million in 1995.

The Company incurred postretirement benefit obligations in connection with the IU International acquisition (Note G). As of December 31, 1996 and 1995, other long-term liabilities includes $4.8 million and $5 million, respectively, of such obligations, based on a discount rate of 7.25%. Future cost increases in health care benefits are assumed to be 11% in 1997, decreasing 1% per year to 5% in 2002 and remaining at that level thereafter. Increasing these rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $.3 million and would not have had a material impact on the cost for 1996.

NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Amortization in the consolidated statement of cash flows includes amortization of goodwill, landfill permits and deferred charges related to landfill closure together with noncash interest costs. Changes in working capital include the following (in thousands):

                                          1996          1995          1994
                                          ----          ----          ----

Accounts receivable                 $    4,971    $    7,221     $  (8,483)
Other current assets                     1,611          (549)           38
Accounts payable and other
  current liabilities                   (8,323)       (6,304)        4,366
                                        ------        ------         -----

Cash provided (used)                $   (1,741)   $      368     $  (4,079)
                                    ==========    ==========     =========

Closure trust fund payments include the following activity (in thousands):

                                          1996          1995          1994
                                          ----          ----          ----

Purchases of investments            $   (8,105)   $  (17,643)    $ (16,193)
Sales of investments                     6,575         8,556         3,327
                                         -----         -----         -----
Net cash used                       $   (1,530)   $   (9,087)    $ (12,866)
                                    ==========    ==========     =========

Ongoing net cash flows related to the IU International acquisition are principally payments of non-recurring pre-acquisition obligations.

The Company paid interest of $28.9 million in 1996, $26.3 million in 1995, $23.7 million in 1994, excluding capitalized interest of $.2 million in 1995 and $.6 million in 1994.

The Company paid income taxes, net of refunds, of $.8 million in 1996, $1.2 million in 1995, and $1.6 million in 1994.

NOTE M -- FINANCIAL INSTRUMENTS
-------------------------------

The estimated fair values of financial instruments carried in the Company's consolidated balance sheet are as follows (in thousands):

                                                  December 31,
                                            -----------------------
                                            1996               1995
                                  --------------------  --------------------
                                  Carrying      Fair      Carrying      Fair
                                   Amounts     Values     Amounts      Values
                                   -------     ------     -------      ------


Long-term debt                    $268,424   $255,224     $275,158    $252,092
Other non-current
  assets and stock
  purchase loans                     1,797      1,671        3,602       3,329


The fair values of financial instruments included in current assets and liabilities approximate their carrying amounts. The fair value of fixed-rate long-term debt, which is thinly traded, is based on management's best knowledge of recent trading prices. The fair values of other non-current assets and stock purchase loans are estimated using discounted cash flow analysis and borrowing rates in the Company's bank credit facility.

NOTE N -- COMMITMENTS AND CONTINGENCIES
---------------------------------------

Future minimum lease payments for non-cancelable operating leases as of December 31, 1996 amount to $7.1 million in 1997, $6.1 million in 1998, $4.6 million in 1999, $2.2 million in 2000, $.8 million in 2001 and $2.7 million thereafter. Operating leases are primarily for machinery and equipment. Rental expense was $10.1 million in 1996, 10.2 million in 1995, and $7.8 million in 1994.

At December 31, 1996, the Company had made commitments to spend $11.6 million for equipment additions and improvements to waste treatment facilities. To secure its obligations to close its landfills and perform post-closure

----------------------------------------------------


monitoring and maintenance procedures, the Company must make payments into closure trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to amount to approximately $2.8 million in 1997 and $2.4 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

At December 31, 1996, the Company was contingently  liable for $7.3 million of  letters  of credit  outstanding  under  its bank  credit  facility  of which
approximately  $6.1  million  secures   liabilities  already  reflected  in  the
consolidated balance sheet.

IU International  Corporation ("IU  International")  sold P-I-E Nationwide,
Inc. ("PIE") in 1985. PIE commenced bankruptcy proceedings in 1990 and ceased operations, which triggered withdrawal liabilities to certain multiemployer pension plans, estimated by PIE in 1990 to aggregate $58 million. In 1991 the trustees of the largest plan sought information from the Company for the stated purpose of determining whether the circumstances of IU International's 1985 sale of PIE would justify a claim against the Company for any deficiencies in PIE's payment of withdrawal liabilities to such plan. Such plan did not again contact the Company concerning this matter until March 15, 1995, when the Company was advised that such plan's consideration as to whether it would assert a claim is ongoing. The Company believes any such claim is unwarranted and, if such claim were asserted, would contest any such claim vigorously. The Company believes it would ultimately prevail on the merits. However, under the Multiemployer Pension Plan Amendments Act of 1980, the federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying

----------------------------------------------------


facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. However, the resolution of such matters, which potentially could take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

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

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such requirements not only can affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material adverse effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

NOTE O -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------
(In thousands, except per share amounts)

                               Fourth      Third     Second       First
                               Quarter    Quarter    Quarter     Quarter
                               -------    -------    -------     -------
1996*
Revenues                       $52,634    $54,651    $52,546     $52,958
Gross profit                     8,806     12,337     13,052      12,495
Unusual items, net                 950       (960)    (1,240)     (3,400)
Operating income                 4,098      6,093      6,230       2,454
Income (loss):
 Continuing operations             898     (2,088)    (1,044)     (2,456)
 Discontinued operations          (312)       279        524         (92)
Net income (loss)                  586     (1,809)      (520)     (2,548)
Income (loss) per share:
 Continuing operations            $.02      ($.05)     ($.03)      ($.07)
 Discontinued operations          (.01)       .01        .02
                                  ----        ---        ---       -----
Net income (loss)                 $.01      ($.04)     ($.01)      ($.07)
                                  ====      =====      =====       =====

1995*
Revenues                       $53,835    $55,215    $54,349     $60,323
Gross profit                    15,144     15,715     14,567      15,226
Unusual items, net                 674      1,150        800
Operating income                 9,337     10,276      9,187       8,313
Income:
 Continuing operations           2,401      2,850      2,782       1,522
 Discontinued operations            77        288        531          53
Extraordinary loss                (806)
Net income                       1,672      3,138      3,313       1,575
Income per share:
 Continuing operations            $.05       $.06       $.06        $.03
 Discontinued operations                      .01        .01
 Extraordinary loss               (.02)
                                  ----       ----       ----        ----
 Net income                       $.03       $.07       $.07        $.03
                                  ====       ====       ====        ====

* Discontinued operations reclassified in all periods.

After deferred  income taxes,  1996 unusual items (Note B) affected  income
(loss) from continuing operations as follows: losses of $2.2 million ($.06 per share) in the first quarter, $.8 million ($.02 per share) in the second quarter and $.9 million ($.02 per share) in the third quarter; $.6 million income ($.01 per share) in the fourth quarter. Also, fourth quarter income from continuing operations was reduced $.5 million ($.01 per share) by increased closure costs related to inactive waste treatment sites. Of the $4.4 million deferred income tax benefit (Note C), $1.3 million was applicable to the pre-tax loss for the year and the other $3.1 million represents additional tax benefits in the fourth quarter. If the $1.3 million were allocated among the quarters based on an effective tax rate for the year, the losses from continuing operations would have been as follows: $3.3 million ($.08 per share) in the first quarter, $.8 million ($.02 per share) in the second quarter and $.8 million ($.02 per share) in the third quarter.

In 1995, after the disproportionate effect of deferred income taxes, unusual items affected income from continuing operations as follows: $.5 million income ($.01 per share) in the second quarter, $.1 million loss (no per share effect) in the third quarter and $1.5 million loss ($.04 per share) in the fourth quarter. Also, 1995 fourth quarter operating income and income from continuing operations benefited by $1 million ($.03 per share) from reduced expected closure costs at an inactive landfill site.

Due to rounding, quarterly per share amounts do not necessarily add to the full year amounts.

                                                                     SCHEDULE II

                               ENVIROSOURCE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                       Additions
                                               -------------------------
                                  Balance at   Charged to    Charged to                     Balance at
                                  beginning    costs and        other                         end of
Description                       of period     expenses      accounts   Deductions (A)      period
-----------                       ---------    --------       --------   --------------      ------

1996
----

Allowance for doubtful
   accounts                       $     729    $     728                   $        237     $    1,220
                                  =========    =========                   ============     ==========

1995
----

Allowance for doubtful
   accounts                       $     616    $     149                   $         36     $      729
                                  =========    =========                   ============     ==========

1994
----

Allowance for doubtful
   accounts                       $     944    $     143                   $        471     $      616
                                  =========    =========                   ============     ==========


(A)  Amounts written off.

                        EXHIBIT INDEX

Number                 Description                    Page

4.13            Second Amendment, dated as of       EXHIBIT 1
                December 23, 1996, to the Credit
                Agreement, dated as of December 19,
                1995, among the Company,
                International Mill Service, Inc.,
                the lenders parties thereto,
                NationsBank, N.A., as
                Administrative Agent, and Credit
                Lyonnais as Syndication Agent.

21.1            Subsidiaries of the Company.        EXHIBIT 2

23.1            Consent of Ernst & Young LLP.       EXHIBIT 3