Form 10-Q
period 1997-03-31
ENVIROSOURCE INC
filed 1997-05-05
CIK 106752

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
       (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to _________


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

                               (215) 956-5500
             Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock as of the close of business on May 2, 1997 was 40,351,446.

                  PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          ---------------------


                          ENVIROSOURCE, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                             March 31,             December 31,
                                               1997                    1996
                                             ---------             ------------
                                            (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                 $   5,155               $   9,678
  Accounts receivable, less allowance
    for doubtful accounts of $1,268
    and $1,220                                 34,861                  31,550
  Net assets of discontinued
    IMSAMET operations                                                 34,864
  Net deferred income taxes                     3,900                  15,200
  Other current assets                          4,610                   4,686
                                                -----                   -----
      Total current assets                     48,526                  95,978

Property, plant and equipment, at cost        278,765                 270,857
  Less allowance for depreciation            (134,331)               (128,392)
                                             --------                --------
                                              144,434                 142,465

Goodwill, less amortization                   137,426                 138,635
Closure trust funds and deferred
  charges, less amortization                   33,871                  34,139
Landfill permits, less amortization            23,216                  23,064
Net deferred income taxes                      12,790                  10,800
Debt issuance costs, less amortization          8,102                   8,442
Other assets                                    6,896                   6,386
                                                -----                   -----

                                            $ 415,261               $ 459,909
                                            =========               =========







See notes to condensed consolidated financial statements.

                          ENVIROSOURCE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued
                        (Dollars in thousands)


                                            March 31,      December 31,
                                              1997            1996
                                            ---------      ------------
                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $  9,017        $   9,302
  Salaries, wages and related benefits         7,894            7,253
  Insurance obligations                        5,828            6,187
  Estimated reorganization and
    restructuring costs                        1,704            2,207
  Interest                                     7,133            2,487
  Other current liabilities                   14,022           12,800
  Current portion of debt                      4,638           64,504
                                               -----           ------
       Total current liabilities              50,236          104,740

Long-term debt                               271,503          268,424

Other liabilities                             47,443           47,688

Stockholders' equity:
  Common stock, par value $.05 per
    share, shares authorized-60,000,000,
    shares issued and outstanding-
    40,351,446 shares in 1997 and 1996         2,018            2,018
  Capital in excess of par value             173,476          173,472
  Accumulated deficit                       (127,669)        (134,631)
  Stock purchase loans receivable from
    officers                                    (690)            (810)
  Canadian translation adjustment             (1,056)            (992)
                                              ------             ----
      Total stockholders' equity              46,079           39,057
                                              ------           ------

                                            $415,261         $459,909
                                            ========         ========







See notes to condensed consolidated financial statements.

                          ENVIROSOURCE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (Dollars in thousands)

                                                 Three months ended
                                                    March 31,
                                                 ------------------
                                                 1997        1996
                                                 ----        ----

Revenues                                        $54,597    $52,958

Cost of revenues                                 43,778     40,913
Selling, general and
    administrative expenses                       6,751      6,191
Unusual charges                                              3,400
                                                  -----      -----

Operating income                                  4,068      2,454

Interest income                                     262        256
Interest expense                                 (7,320)    (6,521)
                                                 ------     ------

Loss before income taxes                         (2,990)    (3,811)

Income tax benefit (expense):
    Current                                        (338)        18
    Deferred                                      1,990      1,337
                                                  -----      -----

Loss from continuing operations                  (1,338)    (2,456)

Income (loss) from discontinued
  IMSAMET operations                              8,300        (92)
                                                  -----        ---

Net income (loss)                                 6,962     (2,548)

Preferred stock dividend requirements,
    reduced by retirement gain of $250                        (148)
                                                   ----       ----

Income (loss) applicable to common shares       $ 6,962   $ (2,696)
                                                =======   ========

Income (loss) per share:
  Continuing operations                         $  (.03)  $   (.07)
  Discontinued operations                           .20
                                                    ---        ---
  Net income (loss)                             $   .17   $   (.07)
                                                =======   ========

Weighted average shares                          40,351     40,577

See notes to condensed consolidated financial statements.

                          ENVIROSOURCE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Dollars in thousands)

                                                  Three months ended
                                                      March 31,
                                                  ------------------
                                                  1997         1996
                                                  ----         ----

OPERATING ACTIVITIES
Net income (loss)                               $ 6,962     $ (2,548)
Adjustments to reconcile net income (loss)
  to cash provided by operations:
  Deferred income taxes                           9,310       (1,337)
  Gain from sale of IMSAMET                     (19,600)
  Depreciation                                    6,503        6,196
  Amortization                                    2,666        2,129
  Unusual charges, net of payments                 (853)       1,641
  Changes in working capital                      3,144        2,366
  Other                                             420           43
                                                    ---           --
Cash provided by operating activities             8,552        8,490

INVESTING ACTIVITIES
Net proceeds from sale of IMSAMET                54,464
Property, plant and equipment:
  Additions                                      (8,684)      (5,392)
  Proceeds from dispositions                         50           56
Landfill permit additions and closure
  expenditures                                     (908)        (983)
Closure trust fund payments                        (184)        (214)
Ongoing net cash flows related to
  IU acquisition                                   (486)        (688)
Other                                              (540)         642
                                                 ------          ---
Cash provided (used) by investing activities     43,712       (6,579)

FINANCING ACTIVITIES
Debt issuance                                     6,000       33,000
Debt repayment                                  (62,787)      (6,319)
Debt issuance costs                                              (18)
Retirement of preferred stock                                (33,056)
Sale of common stock                                              14
                                                 ------           --
Cash used by financing activities               (56,787)      (6,379)
                                                -------       ------

CASH AND CASH EQUIVALENTS
  Decrease during the period                     (4,523)      (4,468)
  Beginning of year                               9,678        8,367
                                                  -----        -----
  End of period                                 $ 5,155      $ 3,899
                                                =======      =======


See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges discussed in Note B) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated balance sheet at December 31, 1996 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain  amounts  reported  in  the  prior  year  have  been   reclassified  for
comparative purposes.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which will change the method for computing earnings per share starting in the fourth quarter of 1997. The new method would have resulted in the same per share amounts in both the 1997 and 1996 quarters.

NOTE B.  UNUSUAL CHARGES
------------------------

In the first quarter of 1996, the Company initiated a reorganization to improve productivity and reduce costs. The reorganization consisted principally of consolidating all the Company's headquarters functions in a single office. The Company's corporate headquarters in Stamford, Connecticut and the Treatment & Disposal Services segment's headquarters in Horsham, Pennsylvania were closed by mid-1996 and their activities moved to the International Mill Service headquarters building, also in Horsham. Approximately 50 positions were eliminated, mostly in the Treatment & Disposal Services segment. To cover the cost of these and related changes, the Company provided $4.4 million in 1996, of which $2.5 million was provided in the first quarter.

First quarter 1996 unusual charges also included $.9 million to settle the last disputed matter from the Company's 1993 restructuring.

First quarter 1996 unusual charges, together with the gain from retiring Class G preferred stock (Note E), amounted to a net $.05 loss per share.

NOTE C.  SALE OF IMSAMET
------------------------

In January 1997 the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million realizing a pre-tax gain of $19.6 million. After a deferred income tax charge, the gain amounted to $8.3 million or $.20 per share. The proceeds from the sale were used to repay $56 million of revolving credit borrowings and expenses related to the transaction. The gain from the sale in 1997 and IMSAMET's 1996 results have been classified as discontinued operations.

NOTE D.  ALEXANDER MILL SERVICES ACQUISITION
--------------------------------------------

The Company purchased Alexander Mill Services, Inc., a metal reclamation company serving the mini-mill sector of the steel industry, in May 1996. Pro forma results of operations, as if this transaction occurred at the beginning of 1996, are as follows (in thousands, except per share amounts):

                                             Three months ended
                                               March 31, 1996
                                               --------------
Pro forma revenues                             $ 55,724
Pro forma net loss                               (2,481)
Pro forma net loss per share                   $   (.06)

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of 1996.

NOTE E.  OTHER INFORMATION
--------------------------

As of March 31, 1997, $35 million of revolving credit borrowings and $7.3 million of standby letters of credit were outstanding under the Company's $65 million bank credit facility.

During the three months ended March 31, 1997 and 1996, the Company paid interest of $2.3 million and $.5 million and made cash income tax payments, net of refunds, of $.3 million and $.1 million.

In the first quarter of 1996, the Company retired 236,120 shares of Class G redeemable preferred stock for $33.1 million, resulting in a $250,000 retirement gain.

NOTE F.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

As of March 31, 1997, the Company has commitments to spend $8.9 million for equipment additions and improvements to waste treatment facilities.

To secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures, the Company must make payments into closure trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to amount to approximately $2.8 million in 1997 and $2.4 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

At March 31,  1997,  the Company  was  contingently  liable for $7.3  million of letters of credit outstanding under its bank credit agreement, including approximately $5.3 million that secure liabilities already reflected in the
condensed   consolidated  balance  sheet.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         --------------------------

RESULTS OF OPERATIONS

                                                Three months              1997
                                                   ended              better/(worse)
                                                 March 31,              than 1996
                                                ------------          --------------
                                               1997     1996          Amount    %
                                               ----     ----          ------    -
(Dollars in millions)
Revenues
    Industrial Environmental Services      $ 43,978    $ 45,310    $ (1,332)   (2.9)%
    Treatment & Disposal Services            10,619       7,648       2,971    38.8 %
                                             ------       -----       -----
                                           $ 54,597    $ 52,958    $  1,639     3.1 %
                                           ========    ========    ========

Gross Profit
    Industrial Environmental Services      $  9,519    $ 11,957    $ (2,438)  (20.4)%
    Treatment & Disposal Services             1,300          88       1,212  1377.3 %
                                              -----          --       -----
                                           $ 10,819    $ 12,045    $ (1,226)  (10.2)%
                                           ========    ========    ========

Operating Income
    Industrial Environmental Services      $  5,636    $  8,079    $ (2,443)  (30.2)%
    Treatment & Disposal Services               (59)     (1,423)      1,364    95.9 %
    Corporate headquarters                   (1,509)       (802)       (707)  (88.2)%
    Unusual charges                                      (3,400)      3,400      -
                                              -----       ------       -----
                                           $  4,068    $  2,454    $  1,614    65.8 %
                                           ========    ========    ========


     Industrial Environmental Services revenues declined as compared to the 1996 first quarter. While conditions in the steel industry remained strong, revenues and earnings continued to be adversely affected by a strike commenced by a major steel industry customer's employees at the beginning of the 1996 fourth quarter and the rearrangement of production facilities due to an ownership change at another customer's steel mill. The Company's May 1996 acquisition of Alexander Mill Services, Inc. contributed $2.5 million to revenues in the current quarter, but the increase was largely offset by the mid-1996 loss of a steel industry customer that accounted for $2.2 million of revenues in the 1996 first quarter. Treatment & Disposal Services revenues increased significantly in the 1997 first quarter as compared to the same quarter of 1996. The increase is attributable to additional contracts obtained to stabilize electric arc furnace dust (a hazardous waste produced by steel mini-mills).

     Industrial Environmental Services gross profit decreased primarily due to the strike, the temporary impact of the ownership change and the difference between the gross profit from the Alexander Mill Services sites and the prior year gross profit from the customer that was lost in mid-1996. Treatment & Disposal Services gross profit increased due to the increase in treatment and disposal volumes, primarily electric arc furnace dust.

     Selling, general and administrative expenses increased as compared to the 1996 first quarter. Cost savings realized as a result of the 1996 reorganization (discussed in the next paragraph) were more than offset by a $1 million increase in legal fees and expenses that are expected to decline in future periods.

     Unusual charges of $3.4 million in first quarter of 1996 included $2.5 million for the Company's 1996 headquarters reorganization (see Note B for a description) and $.9 million to settle the last disputed matter from the Company's 1993 restructuring.

     Average first quarter debt levels in 1997 were comparable to 1996. Approximately $.3 million of 1997 interest expense was due to the timing of the closing of the sale of the Company's IMSAMET subsidiary. Interest expense was lower in 1996 because $.8 million was allocated to the discontinued IMSAMET operations.

     In 1997 current income tax expense relates to state and foreign income taxes payable. In 1996 state income tax benefits more than offset foreign income taxes payable.

     The Company sold its IMSAMET subsidiary in January 1997 for an after-tax gain of $8.3 million or $.20 per share. Accordingly, the gain from the sale in 1997 and IMSAMET's 1996 results have been classified as discontinued operations.

     Due to the factors described above, including discontinued operations, 1997 net income was $7 million compared with the 1996 net loss of $2.5 million.

     Class G preferred stock dividend requirements in 1996 were reduced due to the retirement of almost all of the outstanding shares in the 1996 quarter, which resulted in a $.3 million retirement gain.

DEFERRED INCOME TAXES

     The Company has determined that it is more likely than not that it will earn enough taxable income to realize the $16.7 million of deferred tax assets in its balance sheet over the next several years. Realization of this amount will require cumulative taxable earnings of approximately $48 million. When the consolidated results of continuing operations for the three most recent fiscal years are adjusted by (1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total over $33 million and average $11 million annually. On this basis, the Company would realize $16.7 million of deferred tax assets within approximately four and one-half years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $16.7 million of deferred tax assets if, counting only profitable years, it earns $48 million of taxable income during the fifteen year period ending in 2012, so long as the cumulative amount of such earnings reaches at least $15 million by 2005, $26 million by 2006, $35 million by 2008 and $44 million by 2009, and $47 million by 2010.

     In making its determination that it is more likely than not that it will earn enough taxable income to realize $16.7 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the three most recent fiscal years and the first quarter of 1997, (2) the reduction in interest expense obtained by applying the IMSAMET net proceeds to reduce debt, (3) ongoing cost savings achieved with its 1996 reorganization, and
(4) profit improvements from treating increased volumes of electric arc furnace dust with its proprietary Super Detox(R) technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and (4) a material decrease in the level of electric arc furnace dust currently treated with the Company's proprietary Super Detox(R) technology.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from the funding of capital expenditures, Treatment & Disposal Services trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

     The  Company  expects  1997  capital  expenditures  of $25 to $30  million, primarily for equipment replacements, development of additional landfill capacity and improvements to waste treatment facilities. Through March 31, 1997, the Company spent $8.7 million for capital additions and is committed for an additional $8.9 million.

     Treatment & Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to be approximately $2.8 million in 1997 and $2.4 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

     The consolidated balance sheet reflects negative working capital of $1.9 million at March 31, 1997, including a $1.7 million accrued liability for estimated reorganization and restructuring costs. Scheduled debt repayments in the last three quarters of 1997 are $3.8 million.

     On March 15, 1995, a multiemployer pension plan contacted the Company concerning a potential claim against the Company for deficiencies in the payment of withdrawal liabilities by a subsidiary that was sold by IU International Corporation prior to the Company's acquisition of IU International in 1988. The Company believes any such claim is unwarranted and, if such claims were asserted, would contest any such claim vigorously. The Company believes it would ultimately prevail on the merits. However, under the Multiemployer Pension Plan Amendments Act of 1980, the federal statute governing such plans, the plan trustees could require the Company to make substantial monthly payments before any issues are arbitrated or litigated. If onerous monthly payments are imposed by the plan, the Company will take any and all actions it deems necessary and appropriate to protect itself until the matter can be arbitrated and/or litigated on its merits. The Company continues to believe that the underlying facts and circumstances support a conclusion that these matters will be resolved with no material adverse effect on its financial condition. However, the resolution of such matters, which potentially could take place in the current fiscal year, could result in a charge that is material to results of operations and cash flows in a single accounting period.

     Upon the sale of IMSAMET, the Company applied the net proceeds to pay down bank borrowings, and also reduced the amount of its bank credit facility to $65 million of revolving credit borrowing and letter of credit capacity. As of March 31, 1997, revolving credit borrowings amounted to $35 million and $7.3 million of standby letters of credit were outstanding. The bank facility was amended to accommodate the sale of IMSAMET, including changes to the financial covenants that require the Company to meet certain financial ratios and tests during 1997. Although improved operating results will be required during the remainder of 1997, the Company believes that it will be able to meet its financial covenant requirements. To remain in compliance during 1998 and thereafter, the Company will need to obtain further adjustments to the required financial ratios and tests throughout the remaining term of the facility. The Company and the banks that are parties to the facility intend to further amend such ratios and tests. The $65 million amount of the credit facility declines by 12.5% in each of January 1999 and 2000 and the credit facility terminates in January 2001.


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

                                            PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

  (a)      Exhibits.
           --------

    3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix A (pages A-1 to A-3) to the Company's Proxy Statement filed April 29, 1996, in respect of its 1996 Annual Meeting of Stockholders (File No. 1-1363)).

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

    4.9 - Loan Agreement, dated as of June 1, 1994, between the Industrial Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request).

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

   4.13 - Second  Amendment,  dated as of  December  23,  1996,  to the Credit
          Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-1363)).

  10.1 - Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

  10.2 - Promissory Note of Louis A. Guzzetti, Jr., dated March 31, 1993, payable to the Company, amending and replacing the Promissory Notes dated October 15, 1987, March 31, 1991 and March 31, 1992 and the Letter Amendments dated April 13, 1991 and May 12, 1992 (incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

  10.3 - Promissory Notes of Aarne Anderson, George E. Fuehrer and Mr. Guzzetti, dated as of April 1, 1993, payable to the Company, amending and replacing the Promissory Notes dated January 13, 1989, April 1, 1991 and April 1, 1992(incorporated herein by reference to Exhibit
          10.17 to Post-Effective Amendment No. to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

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

 10.14 - Employment Agreement, dated November 5, 1996, between the Company and James C. Hull (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363))

 10.15 -  Stock  Purchase  Agreement,  dated  November 26, 1996,  by and among
          IMCO   Recycling   Inc.,   IMSAMET,   Inc.  and   EnviroSource,   Inc.
          (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed January 21, 1997(File No. 1-1363)).

 10.16 - Amendment No. 1, dated as of January 21, 1997, to Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc.(incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363))

   (b)    Reports on Form 8-K.
          --------------------

          On February 5, 1997, the Company filed a Current Report on Form 8-K.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 1997


                                                      ENVIROSOURCE, INC.



                                                      By:/s/ James C. Hull
                                                         -----------------
                                                         Vice President and
                                                         Chief Financial Officer