Form 10-Q
period 1997-06-30
ENVIROSOURCE INC
filed 1997-08-14
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                         (215) 956-5500
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                          --------  --------

The number of shares outstanding of the Registrant's Common
Stock as of the close of business on August 8, 1997 was 40,713,765.

                    PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          ---------------------

                          ENVIROSOURCE, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                                June 30,            December 31,
                                                  1997                  1996
                                                  ----                  ----
                                               (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                   $   8,591             $   9,678
  Accounts receivable, less allowance
    for doubtful accounts of $1,004
    and $1,220                                   33,878                31,550
  Net assets of discontinued
    IMSAMET operations                                                 34,864
  Net deferred income taxes                       3,900                15,200
  Other current assets                            4,335                 4,686
                                                  -----                 -----
      Total current assets                       50,704                95,978

Property, plant and equipment, at cost          281,987               270,857
  Less allowance for depreciation              (138,304)             (128,392)
                                               --------              --------
                                                143,683               142,465

Goodwill, less amortization                     136,489               138,635
Closure trust funds and deferred
  charges, less amortization                     33,516                34,139
Landfill permits, less amortization              23,433                23,064
Net deferred income taxes                        13,193                10,800
Debt issuance costs, less amortization            7,772                 8,442
Other assets                                      7,198                 6,386
                                                  -----                 -----

                                              $ 415,988             $ 459,909
                                              =========             =========



See notes to condensed consolidated financial statements.

                         ENVIROSOURCE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued
                        (Dollars in thousands)


                                                June 30,            December 31,
                                                  1997                 1996
                                                  ----                 ----
                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  10,838             $  9,302
  Salaries, wages and related benefits            7,552                7,253
  Insurance obligations                           5,557                6,187
  Estimated reorganization and
    restructuring costs                           1,335                2,207
  Interest                                        1,617                2,487
  Other current liabilities                      17,405               12,800
  Current portion of debt                         6,807               64,504
                                                  -----               ------
       Total current liabilities                 51,111              104,740

Long-term debt                                  276,784              268,424

Other liabilities                                41,986               47,688

Stockholders' equity:
  Common stock, par value $.05 per
    share, shares authorized-60,000,000,
    shares issued and outstanding-
    40,351,446 shares in 1997 and 1996             2,018                2,018
  Capital in excess of par value                 173,479              173,472
  Accumulated deficit                           (127,662)            (134,631)
  Stock purchase loans receivable from
    officers                                        (690)                (810)
  Canadian translation adjustment                 (1,038)                (992)
                                                  ------                 ----
      Total stockholders' equity                  46,107               39,057
                                                  ------               ------

                                              $  415,988            $ 459,909
                                              ==========            =========



See notes to condensed consolidated financial statements.

                          ENVIROSOURCE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollars in thousands, except per share amounts)

                                   Three months ended       Six months ended
                                         June 30,               June 30,
                                         --------               --------
                                     1997       1996         1997     1996
                                     ----       ----         ----     ----

Revenues                           $ 57,231   $ 52,546    $111,828  $105,504
Cost of revenues                     44,009     39,461      87,787    80,374
Selling, general and
  administrative expenses             6,385      5,615      13,136    11,806
Unusual charges                                  1,240                 4,640
                                      -----      -----      ------     -----

Operating income                      6,837      6,230      10,905     8,684

Interest income                         238        254         500       510
Interest expense                     (7,097)    (6,871)    (14,417)  (13,392)
                                     ------     ------     -------   -------

Loss before income taxes                (22)      (387)     (3,012)   (4,198)

Income tax benefit (expense):
  Current                              (374)      (507)       (712)     (489)
  Deferred                              403       (150)      2,393     1,187
                                        ---       ----       -----     -----

Income (loss) from continuing
  operations                              7     (1,044)     (1,331)   (3,500)

Income from discontinued
  IMSAMET operations                               524       8,300       432
                                         --        ---       -----       ---

Net income (loss)                         7       (520)      6,969    (3,068)

Preferred stock dividend
 requirements, reduced by a
 retirement gain of $250                            (2)                 (150)
                                         --         ---      -----       ---

Income (loss) applicable to
 common shares                     $      7  $    (522)  $   6,969  $ (3,218)
                                   ========  =========   =========  ========

Income (loss) per share:
  Continuing operations            $      -  $    (.03)  $    (.03) $   (.09)
  Discontinued operations                 -        .02         .20       .01
                                         --        ---         ---       ---

  Net income (loss)                $      -  $    (.01)  $     .17  $   (.08)
                                   ========  =========   =========  ========


Weighted average shares              40,351     40,460      40,351    40,449

See notes to condensed consolidated financial statements.

                          ENVIROSOURCE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Dollars in thousands)

                                                         Six months ended
                                                             June 30,
                                                             --------
                                                        1997         1996
                                                        ----         ----
OPERATING ACTIVITIES
Net income (loss)                                    $  6,969   $  (3,068)
Adjustments to reconcile net income (loss)
  to cash provided by operations:
  Deferred income taxes                                  8,907     (1,187)
  Gain from sale of IMSAMET                            (19,600)
  Depreciation                                          12,974      12,751
  Amortization                                           5,469       4,445
  Unusual charges, net of payments                      (1,222)      1,973
  Changes in working capital                              (826)     (2,138)
  Other                                                    913        (444)
                                                           ---        ----
Cash provided by operating activities                   13,584      12,332

INVESTING ACTIVITIES
Net proceeds from sale of IMSAMET                       54,464
Purchase of Alexander Mill Services, Inc.
    (net of cash acquired)                                          (5,934)
Property, plant and equipment:
  Additions                                            (14,742)    (11,528)
  Proceeds from dispositions                               149       2,192
Landfill permit additions and closure
  expenditures                                          (1,631)     (1,631)
Closure trust fund payments                               (332)       (391)
Ongoing net cash flows related to
  IU International acquisition                          (2,402)     (2,062)
Other                                                     (832)     (1,856)
                                                          ----      ------
Cash provided (used) by investing activities            34,674     (21,210)

FINANCING ACTIVITIES
Debt issuance                                           17,000      49,000
Debt repayment                                         (66,337)     (8,060)
Retirement of preferred stock                                      (33,056)
Sale of common stock                                                   108
Other                                                       (8)       (183)
                                                            --        ----
Cash (used) provided by financing activities           (49,345)      7,809
                                                       -------       -----

CASH AND CASH EQUIVALENTS
  Decrease during the period                            (1,087)     (1,069)
  Beginning of year                                      9,678       8,367
                                                         -----       -----
  End of period                                      $   8,591  $    7,298
                                                     =========  ==========

See notes to condensed consolidated financial statements.

NOTE A.  BASIS OF PRESENTATION
-------  ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges discussed in Note B) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated balance sheet at December 31, 1996 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain  amounts  reported  in  the  prior  year  have  been   reclassified  for
comparative purposes.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which will change the method for computing earnings per share starting in the fourth quarter of 1997. The new method would have resulted in the same per share amounts in both the 1997 and 1996 periods.

NOTE B.  UNUSUAL CHARGES
-------  ---------------

In the first quarter of 1996, the Company initiated a reorganization to improve productivity and reduce costs. The reorganization consisted principally of consolidating all the Company's headquarters functions in a single office. The Company's corporate headquarters in Stamford, Connecticut and the Treatment & Disposal Services segment's headquarters in Horsham, Pennsylvania were closed by mid-1996 and their activities moved to the International Mill Service headquarters building, also in Horsham. Approximately 50 positions were eliminated, mostly in the Treatment & Disposal Services segment. To cover the cost of these and related charges, the Company provided $4.4 million in 1996, of which $1.2 million was provided in the second quarter and $3.7 million was provided in the six months ended June 30, 1996.

First quarter 1996 unusual charges also included $.9 million to settle the last disputed matter from the Company's 1993 restructuring.

-------  ----------------------------

After taxes, 1996 unusual charges amounted to a $.02 per share loss in the quarter and, together with the gain from retiring Class G preferred stock (Note
E), amounted to a net $.07 loss per share in the six month period.

NOTE C.  SALE OF IMSAMET
-------  ---------------

In January 1997 the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million realizing a pre-tax gain of $19.6 million. After a deferred income tax charge, the gain amounted to $8.3 million or $.20 per share. The proceeds from the sale were used to repay $56 million of revolving credit borrowings and expenses related to the transaction. The gain from the sale in 1997 and IMSAMET's 1996 results have been classified as discontinued operations. IMSAMET revenues for the 1996 three and six month periods were $9,866,000 and $18,879,000.

NOTE D.  ALEXANDER MILL SERVICES ACQUISITION
-------  -----------------------------------

The Company purchased Alexander Mill Services, Inc., a metal reclamation company serving the mini-mill sector of the steel industry, in May 1996. Pro forma results of operations, as if this transaction occurred at the beginning of 1996, are as follows (in thousands, except per share amount):

                                             Six months ended
                                              June 30, 1996
                                              -------------

Pro forma revenues                              $ 109,920
Pro forma net loss                                 (2,623)
Pro forma net loss per share                    $    (.07)

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of 1996.

NOTE E.  OTHER INFORMATION
-------  -----------------

As of June 30, 1997, $44 million of revolving credit borrowings and $6.6 million of standby letters of credit were outstanding under the Company's $65 million bank credit facility.

-------  ------------------------------

During the six months ended June 30, 1997 and 1996, the Company paid interest of $14.6 million and $13.5 million and made cash income tax payments, net of refunds, of $.4 million and $.5 million.

In the first quarter of 1996, the Company retired 236,120 shares of Class G redeemable preferred stock for $33.1 million, resulting in a $250,000 retirement gain.

NOTE F.  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

As of June 30, 1997, the Company has commitments to spend $8.9 million for equipment additions and improvements to waste treatment facilities.

At June 30, 1997, the Company was contingently liable for $6.6 million of letters of credit outstanding under its bank credit agreement, including $5.1 million that secure liabilities already reflected in the condensed consolidated balance sheet.

To secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures, the Company must make payments into closure trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to amount to approximately $1.7 million in 1997 and $2.7 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

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

-------  ------------------------------------------

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
         --------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

                                            Three months             1997
                                                ended           better/(worse)
                                               June 30,            than 1996
                                               --------            ---------
                                          1997       1996    Amount         %
                                          ----       ----    ------         -
                                                   (Dollars in millions)
Revenues
    Industrial Environmental Services   $ 46,574   $ 44,990  $  1,584    3.5 %
    Treatment & Disposal Services         10,657      7,556     3,101   41.0 %
                                          ------      -----     -----
                                        $ 57,231   $ 52,546  $  4,685    8.9 %
                                        ========   ========  ========

Gross Profit
    Industrial Environmental Services   $ 11,775   $ 12,772  $   (997)  (7.8)%
    Treatment & Disposal Services          1,447        313     1,134  362.3 %
                                           -----        ---     -----
                                        $ 13,222   $ 13,085  $    137    1.0 %
                                        ========   ========  ========

Operating Income
    Industrial Environmental Services   $  7,790   $  8,903  $ (1,113) (12.5)%
    Treatment & Disposal Services             91       (828)      919     -
    Corporate headquarters                (1,044)      (605)     (439) (72.6)%
    Unusual charges                                  (1,240)    1,240     -
                                           -----     ------     -----
                                        $  6,837   $  6,230  $    607    9.7 %
                                        ========   ========  ========

     Industrial Environmental Services revenues increased as compared to the 1996 second quarter due to strong production at most of our steel industry customer sites. The Company's May 1996 acquisition of Alexander Mill Services, Inc. contributed $2.7 million to revenues in the current quarter as compared with $1.3 million in the prior year. These revenue improvements more than offset revenue reductions resulting from an ongoing strike (which was settled in mid-August) by a major steel industry customer's employees that started in the 1996 fourth quarter, the rearrangement of production facilities due to an ownership change at another customer's steel mill, and the mid-1996 loss of a steel industry customer that accounted for $2 million of revenues in the 1996 second quarter. Treatment & Disposal Services revenues increased significantly in the 1997 second quarter as compared to the 1996 quarter due to a sharp increase in the volumes of electric arc furnace dust (a hazardous waste produced by steel mini-mills) stabilized at the Company's Ohio and Idaho treatment facilities.

     Industrial Environmental Services gross profit decreased primarily due to the strike, the temporary impact of the ownership change and the difference between the gross profit from the Alexander Mill Services sites and the prior year gross profit from the customer that was lost in mid-1996. Treatment & Disposal Services gross profit increased due to the increase in electric arc furnace dust disposal volumes.

     Selling, general and administrative expenses increased as compared to the 1996 second quarter, primarily because cost savings realized as a result of the 1996 reorganization (discussed in the next paragraph) were largely offset by an increase in legal fees and expenses, which are expected to decline in the future.

     The unusual charge of $1.2 million in the second quarter of 1996 relates to the Company's 1996 headquarters reorganization. (See Note B for a description.)

     Total interest expense was $.6 million lower in the second quarter of 1997 as compared to 1996 due to lower debt levels. In the first quarter of 1997, the Company paid down $56 million of debt with proceeds from the sale of its IMSAMET subsidiary. Interest expense in the 1997 statement of operations is $.2 million higher than in the prior year because $.8 million of 1996 interest expense has been allocated to discontinued operations.

     Current income tax expense includes state and Canadian income taxes payable. During the 1997 second quarter, the Company revised its estimated income tax rate for the year, which increased the deferred tax benefit for the quarter by $383,000. During the 1996 second quarter, the Company revised its estimated income tax rate for the year, which decreased the deferred tax benefit for the quarter by $259,000.

     The Company sold its IMSAMET subsidiary in January 1997. Accordingly, IMSAMET's 1996 results have been classified as discontinued operations.

     Due to the factors described above, 1997 net income was $7,000 as compared with the 1996 net loss of $.5 million.

     There was virtually no Class G preferred stock dividend requirement in 1996 because almost all of the Class G stock was retired in the first quarter of that year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30

                                              Six months             1997
                                                 ended          better/(worse)
                                                June 30,           than 1996
                                                --------           ---------
                                           1997        1996     Amount         %
                                           ----        ----     ------         -
                                                   (Dollars in millions)
Revenues
    Industrial Environmental Services   $  90,552   $  90,300  $   252      .3 %
    Treatment & Disposal Services          21,276      15,204    6,072    39.9 %
                                           ------      ------    -----
                                        $ 111,828   $ 105,504  $ 6,324     6.0 %
                                        =========   =========  =======

Gross Profit
    Industrial Environmental Services   $  21,294   $  24,729  $(3,435)  (13.9)%
    Treatment & Disposal Services           2,747         401    2,346   585.0 %
                                            -----         ---    -----
                                        $  24,041   $  25,130  $(1,089)   (4.3)%
                                        =========   =========  =======

Operating Income
    Industrial Environmental Services   $  13,426   $  16,982  $(3,556)  (20.9)%
    Treatment & Disposal Services              32      (2,251)   2,283      -
    Corporate headquarters                 (2,553)     (1,407)  (1,146)  (81.4)%
    Unusual charges                                    (4,640)   4,640      -
                                            -----      ------    -----
                                        $  10,905   $   8,684  $ 2,221    25.6 %
                                        =========   =========  =======

     Industrial Environmental Services revenues in the first half of 1997 were comparable to the same period in 1996. Most steel industry customer sites reported strong production. Alexander Mill Services, Inc., acquired in May 1996, contributed $5.1 million to revenues in the first six months as compared to $1.3 million in the prior year. However, as outlined in the three month discussion, these revenue increases were largely offset by revenue reductions resulting from a strike (which was settled in mid-August) by a major steel industry customer's employees, another customer's rearrangement of production facilities due to an ownership change, and the mid-1996 loss of a steel industry customer that accounted for $4.2 million of revenues in the first half of 1996. Treatment & Disposal Services revenues increased significantly in the first six months of 1997 as compared to the same period in 1996 due to a sharp increase in the volumes of electric arc furnace dust stabilized at the Company's Ohio and Idaho treatment facilities.

     Industrial Environmental Services gross profit decreased for the reasons outlined in the three month discussion. Treatment & Disposal Services gross profit increased due to the increase in electric arc furnace dust disposal volumes.

     Selling, general and administrative expenses increased as compared to the first half of 1996, primarily because cost savings realized as a result of the 1996 reorganization (discussed in the next paragraph) were largely offset by an increase in legal fees and expenses, which are expected to decline in future.

     Unusual charges of $4.6 million in the first half of 1996 included $3.7 million for the Company's 1996 headquarters reorganization (see Note B for a description) and $.9 million to settle the last disputed matter from the Company's 1993 restructuring.

     Total interest expense was $.6 million lower in the first half of 1997 as compared to the same period in 1996 due to lower debt levels. As outlined in the three month discussion, the Company paid down $56 million of debt with proceeds from the sale of its IMSAMET subsidiary in the first quarter of 1997. Interest expense in the 1997 statement of operations is $1 million higher than in 1996 because $1.6 million has been allocated to discontinued operations in the prior year.

     Current income tax expense includes state and Canadian income taxes payable.

     The Company sold its IMSAMET subsidiary in January 1997 for an after-tax gain of $8.3 million or $.20 per share. Accordingly, the gain from the sale in 1997 and IMSAMET's 1996 results have been classified as discontinued operations.

     Due to the factors described above, including discontinued operations, 1997 net income was $7 million compared with the 1996 net loss of $3.1 million.

     Class G preferred stock dividend requirements in 1996 were reduced due to the retirement of almost all of the outstanding shares in the 1996 first quarter, which resulted in a $.3 million retirement gain.

DEFERRED INCOME TAXES

     The Company has determined that it is more likely than not that it will earn enough taxable income to realize the $17.1 million of deferred tax assets in its balance sheet over the next several years. Realization of this amount will require cumulative taxable earnings of approximately $49 million. When the consolidated results of continuing operations for the three most recent fiscal years are adjusted by (1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total over $33 million and average $11 million annually. On this basis, the Company would realize $17.1 million of deferred tax assets within approximately four and one-half years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $17.1 million of deferred tax assets if, counting only profitable years, it earns $49 million of taxable income during the fifteen year period ending in 2012, so long as the cumulative amount of such earnings reaches at least $16 million by 2005, $27 million by 2006, $36 million by 2008, $45 million by 2009, and $48 million by 2010.

     In making its determination that it is more likely than not that it will earn enough taxable income to realize $17.1 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the three most recent fiscal years and the first six months of 1997, (2) the reduction in interest expense obtained by applying the IMSAMET net proceeds to reduce debt, (3) ongoing cost savings achieved with its 1996 reorganization, and
(4) profit improvements from treating increased volumes of electric arc furnace dust with its proprietary Super Detox technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and (4) a material decrease in the level of electric arc furnace dust currently treated with the Company's proprietary Super Detox technology.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from the funding of capital expenditures, Treatment & Disposal Services trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

     The Company expects 1997 capital expenditures of $25 to $30 million, primarily for equipment replacements, new services, development of additional landfill capacity and improvements to waste treatment facilities. Through June 30, 1997, the Company spent $14.7 million for capital additions and is committed for an additional $8.9 million, some of which will not be spent until 1998.

     Treatment & Disposal Services' landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to be approximately $1.7 million in 1997 and $2.7 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

     The consolidated balance sheet reflects negative working capital of $.4 million at June 30, 1997, including a $1.3 million accrued liability for estimated reorganization and restructuring costs. Scheduled debt repayments in the last half of 1997 total $2.1 million.

     Upon the sale of IMSAMET, the Company applied the net proceeds to pay down bank borrowings, and also reduced the amount of its bank credit facility to $65 million of revolving credit borrowing and letter of credit capacity. As of June 30, 1997, revolving credit borrowings amounted to $44 million and $6.6 million of standby letters of credit were outstanding. The bank facility was amended to accommodate the sale of IMSAMET and to change the financial covenants that require the Company to meet certain financial ratios and tests during 1997 and 1998. Although improved operating results will be required during the remainder of 1997, the Company believes that it will be able to meet its financial covenant requirements. To remain in compliance beyond 1998, the Company will most likely need to obtain further adjustments to the required financial ratios and tests throughout the remaining term of the facility. The $65 million amount of the credit facility declines by 12.5% in each of January 1999 and 2000 and the credit facility terminates in January 2001.

     Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements.

     Subsequent to June 30, 1997 the Company used approximately $7.3 million of its cash on hand to pay obligations, including resolution of a disputed matter, related to the 1988 acquisition of IU International Corporation.

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

                  PART II - OTHER INFORMATION


ITEM 4.    Matters Submitted to a Vote of Security Holders.
           ------------------------------------------------

          The Company's Annual Meeting of Stockholders was held at 10:00 a.m. on June 19, 1997. Three matters were acted upon at such meeting.

     a. The amendment to the Amended and Restated Certificate of Incorporation of EnviroSource, Inc. was ratified and adopted by the Company's stockholders. The votes cast with respect to this item were as follows: 34,481,705 for; 79,088 against; 20,408 abstain; 0 broker non-votes.

     b. Three Members of Class B of the Board of Directors were elected. The tabulation of the votes cast with respect to each such director is as follows:


            Wallace B.          John M.         J. Frederick
              Askins             Roth             Simmons
              ------             ----             -------

For         34,481,961        34,495,922        34,496,384
Against              0                 0                 0
Withheld        99,240            85,279            84,817
Abstain              0                 0                 0
Broker
  Non-Vote           0                 0                 0



     c. The Company's selection of Ernst & Young as its independent public accountants for the fiscal year ending
December 31, 1997 was ratified and approved by the Company's stockholders. The votes cast with respect to this item were as follows: 34,482,889 for; 78,490 against; 19,822 abstain; 0 broker non-votes.


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

   3.2* - Amendment  of Amended and Restated Certificate of Incorporation
          (incorporated herein by reference to Page 2 to the Company's Proxy Statement filed April 30, 1997, in respect of its 1997 Annual Meeting of Stockholders (File No. 1-1363))

   3.3  - By-Laws of the Company  (incorporated herein by reference to Exhibit
          C (pages C-1 to C-9) to the Company's Proxy Statement filed April 24, 1987, in respect of its 1987 Annual Meeting of Stockholders (File No. 1-1363)).

   3.4 - Amendment to the By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-1363)).

   3.5* - By-Law Amendment Adopted March 26, 1997 By Unanimous Written Consent of the Board of Directors, Effective June 19, 1997.

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

   4.14*- Third  Amendment,  effective  as of June  30,  1997,  to the  Credit
          Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent.

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

  10.3 - Promissory Notes of Aarne Anderson, George E. Fuehrer and Mr. Guzzetti, dated as of April 1, 1993, payable to the Company, amending and replacing the Promissory Notes dated January 13, 1989, April 1, 1991 and April 1, 1992 (incorporated herein by reference to Exhibit
          10.17 to Post-Effective Amendment No. to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

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

  10.14 - Employment Agreement, dated November 5, 1996, between the Company and James C. Hull (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363))

  10.15 - Stock  Purchase  Agreement,  dated  November 26, 1996,  by and among
          IMCO   Recycling   Inc.,   IMSAMET,   Inc.  and   EnviroSource,   Inc.
          (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363)).

  10.16 - Amendment No. 1, dated as of January 21, 1997, to Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363))

* Filed Herewith

   (b)     Reports on Form 8-K.
           -------------------

          During the quarter ended June 30, 1997, the Company filed no current reports on Form 8-K.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1997


                                          ENVIROSOURCE, INC.



                                          By:/s/ James C. Hull
                                             -----------------
                                             Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX


Number                 Exhibit                          Page

3.5      By-Law Amendment Adopted March 26,         EXHIBIT 1
         1997 By Unanimous Written Consent
         of the Board of Directors, Effective
         June 19, 1997.


4.14     Third Amendment, effective as of June      EXHIBIT 2
         30, 1997, to the Credit Agreement,
         dated as of December 19, 1995,
         among the Company, International Mill
         Service, Inc., the lenders parties
         thereto, NationsBank, N.A., as
         Administrative Agent, and Credit Lyonnais as Syndication Agent.