Form 10-Q
period 1997-09-30
ENVIROSOURCE INC
filed 1997-11-14
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                 (215) 956-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes      X   No
                     ----------   ----------

The number of shares outstanding of the Registrant's Common Stock as of the close of business on November 10, 1997 was 40,713,765.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.           Financial Statements.
------            --------------------

                               ENVIROSOURCE, INC.
                               ------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------- ------------
                                                       (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                            $    8,868   $    9,678
  Accounts receivable, less allowance
   for doubtful accounts of $881
    and $1,220                                             38,462       31,550
  Net assets of discontinued
    IMSAMET operations                                                  34,864
  Net deferred income taxes                                 3,200       15,200
  Other current assets                                      4,566        4,686
                                                            -----        -----
      Total current assets                                 55,096       95,978

Property, plant and equipment, at cost                    286,294      270,857
  Less allowance for depreciation                        (142,651)    (128,392)
                                                         --------     --------
                                                          143,643      142,465

Goodwill, less amortization                               135,281      138,635
Closure trust funds and deferred
  charges, less amortization                               33,325       34,139
Landfill permits, less amortization                        23,861       23,064
Net deferred income taxes                                  11,084       10,800
Debt issuance costs, less amortization                     10,611        8,442
Other assets                                                7,584        6,386
                                                            -----        -----

                                                       $  420,485  $   459,909
                                                       ==========  ===========









See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
                               ------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued
                             (Dollars in thousands)


                                                September 30,       December 31,
                                                    1997                1996
                                                -------------       ------------
                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   13,412        $    9,302
  Salaries, wages and related benefits                 8,280             7,253
  Insurance obligations                                5,508             6,187
  Estimated reorganization and
    restructuring costs                                  887             2,207
  Interest                                             8,241             2,487
  Other current liabilities                           10,402            12,800
  Current portion of debt                              6,248            64,504
                                                       -----            ------
       Total current liabilities                      52,978           104,740

Long-term debt:
  9 3/4% Senior Notes due 2003                       270,000           220,000
  Other long-term debt                                12,316            48,424
                                                      ------            ------
                                                     282,316           268,424

Other long-term liabilities                           40,911            47,688

Stockholders' equity:
  Common stock, par value $.05 per
    share, shares authorized-60,000,000,
    shares issued and outstanding-
    40,713,765 in 1997 and
    40,351,446 in 1996                                 2,036             2,018
  Capital in excess of par value                     174,190           173,472
  Accumulated deficit                               (130,219)         (134,631)
  Stock purchase loans receivable from
    officers                                            (690)             (810)
  Canadian translation adjustment                     (1,037)             (992)
                                                      ------              ----
      Total stockholders' equity                      44,280            39,057
                                                      ------            ------

                                                 $   420,485        $  459,909
                                                 ===========        ==========




See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
                               ------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                        Three months ended   Nine months ended
                                          September 30,        September 30,
                                        ------------------   -----------------
                                         1997      1996        1997      1996
                                         ----      ----        ----      ----

Revenues                               $ 57,149  $ 54,651   $168,977   $160,155
Cost of revenues                         45,611    42,623    133,398    122,997
Selling, general and
  administrative expenses                 5,425     4,975     18,561     16,781
Unusual charges                             500       960        500      5,600
                                            ---       ---        ---      -----

Operating income                          5,613     6,093       16,518   14,777

Interest income                             315       586          815    1,096
Interest expense                         (7,346)   (7,365)     (21,763  (20,757)
                                         ------    ------      -------  -------

Loss before income taxes                 (1,418)     (686)      (4,430)  (4,884)

Income tax benefit(expense):
  Current                                  (330)     (215)      (1,042)    (704)
  Deferred                               (2,109)   (1,187)         284       -
                                         ------    ------          ---     -----

Loss from continuing
  operations                             (3,857)   (2,088)      (5,188)  (5,588)

Income from discontinued
  IMSAMET operations                      1,300       279        9,600      711
                                          -----       ---        -----      ---

Net income (loss)                        (2,557)   (1,809)       4,412   (4,877)

Preferred stock dividend
  requirements, reduced by a
  retirement gain of $250                              (1)                 (151)
                                         -------       ---       -----     -----

Income (loss) applicable to
  common shares                        $ (2,557) $ (1,810)     $ 4,412  $(5,028)
                                       ========  ========      =======  ========

Income (loss) per share:
  Continuing operations                $   (.09) $   (.05)     $  (.13) $  (.14)
  Discontinued operations                   .03       .01          .24      .02
                                       --------  --------      -------  -------
  Net income (loss)                    $   (.06) $   (.04)     $   .11  $  (.12)
                                       ========  ========      =======  =======

Weighted average shares                  40,714     40,479      40,472   40,459

See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
                               ------------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                       Nine months ended
                                                         September 30,
                                                       ------------------
                                                       1997          1996
                                                       ----          ----
OPERATING ACTIVITIES
Net income (loss)                                   $  4,412     $ (4,877)
Adjustments to reconcile net income (loss)
  to cash provided by operations:
  Deferred income taxes                               11,716
  Gain from sale of IMSAMET                          (21,600)
  Depreciation                                        19,558       19,742
  Amortization                                         8,167        6,908
  Unusual charges, net of payments                    (1,248)       2,080
  Changes in working capital                           4,158          584
  Other                                                1,198          584
                                                       -----          ---
Cash provided by operating activities                 26,361       25,021

INVESTING ACTIVITIES
Net proceeds from sale of IMSAMET                     56,464
Purchase of Alexander  Mill Services, Inc.
     (net of cash acquired)                                        (5,934)
Property, plant and equipment:
  Additions                                          (21,551)     (19,088)
  Proceeds from dispositions                             424        2,685
Landfill permit additions and closure
  expenditures                                        (2,790)      (2,442)
Closure trust fund payments                             (572)        (588)
Ongoing net cash flows related to
  IU International acquisition                       (10,258)      (2,156)
Other                                                 (1,309)        (806)
                                                      ------         ----
Cash provided (used) by investing activities          20,408      (28,329)

FINANCING ACTIVITIES
Debt issuance                                         73,000       54,000
Debt repayment                                      (117,364)     (16,229)
Retirement of preferred stock                                     (33,242)
Debt issuance costs                                   (3,215)        (183)
Sale of common stock                                                  155
                                                     -------          ---
Cash (used) provided by financing activities         (47,579)       4,501
                                                     -------        -----

CASH AND CASH EQUIVALENTS
 (Decrease) increase during the period                  (810)       1,193
  Beginning of year                                    9,678        8,367
                                                       -----        -----
  End of period                                     $  8,868    $   9,560
                                                    ========    =========

See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
                               ------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A.           BASIS OF PRESENTATION
---------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges discussed in Note B) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated balance sheet at December 31, 1996 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE B.           UNUSUAL CHARGES
---------------------------------

In the first quarter of 1996, the Company initiated a reorganization to improve productivity and reduce costs. The reorganization consisted principally of consolidating all the Company's headquarters functions in a single office. The Company's corporate headquarters in Stamford, Connecticut and the Treatment & Disposal Services segment's headquarters in Horsham, Pennsylvania were closed by mid-1996 and their activities moved to the International Mill Service headquarters building, also in Horsham. Approximately 50 positions were eliminated, mostly in the Treatment & Disposal Services segment. To cover the cost of these and related charges, the Company provided $4.4 million in 1996, of which $.7 million was provided in the third quarter.

Unusual charges in 1996 also included $1.2 million, of which $.3 million was provided in the third quarter, to settle the last disputed matter from the Company's 1993 restructuring.

                               ENVIROSOURCE, INC.
                               ------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE B.           UNUSUAL CHARGES -- Continued
----------------------------------------------

The 1996 unusual charges amounted to a $.02 per share loss in the quarter and $.14 per share loss in the nine month period.

The 1997 quarter includes an unusual charge of $.5 million to provide for costs to vacate an office as part of the Company's further consolidation of its operations. After taxes, the 1997 unusual charge amounted to a $.01 per share loss in both the quarter and the nine month period.

NOTE C.           SALE OF IMSAMET
---------------------------------

In January 1997 the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million, realizing a pre-tax gain of $19.6 million. In the third quarter, a purchase price adjustment increased the pre-tax gain by $2 million. After deferred income tax charges, the gain amounted to $1.3 million or $.03 per share for the quarter and $9.6 million or $.23 per share for the nine month period. The proceeds from the sale were used to repay revolving credit borrowings and expenses related to the transaction. The gain from the sale in 1997 and IMSAMET's 1996 results have been classified as discontinued operations. IMSAMET revenues for the 1996 three and nine month periods were $8,723,000 and $27,602,000.

NOTE D.           ALEXANDER MILL SERVICES ACQUISITION
-----------------------------------------------------

The Company purchased Alexander Mill Services, Inc., a metal reclamation company serving the mini-mill sector of the steel industry, in May 1996. Pro forma results of operations, as if this transaction occurred at the beginning of 1996, are as follows (in thousands, except per share amount):

                                                              Nine months ended
                                                             September 30, 1996
                                                             ------------------

Pro forma revenues                                               $ 164,571
Pro forma net loss                                                  (4,158)
Pro forma net loss per share                                     $    (.11)

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of 1996.

                               ENVIROSOURCE, INC.
                               ------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE E.           OTHER INFORMATION
-----------------------------------

On September 30, 1997, the Company issued $50 million of 9 3/4% Senior Notes due 2003, Series B, having substantially the same terms as the Company's existing $220 million of 9 3/4% Senior Notes due 2003. The Company used most of the net proceeds to pay off the outstanding balance on its bank credit facility. The effective interest rate on the new Senior Notes is approximately 11.1%, including amortization of issuance costs. In conjunction with that transaction, the borrowing capacity under the bank credit facility was reduced by $15 million and various financial covenants, requiring the Company to meet certain financial ratios and tests, were modified. As of September 30, 1997, $6.6 million of standby letters of credit and no revolving credit borrowings were outstanding under this $50 million facility.

During the nine months ended September 30, 1997 and 1996, the Company paid interest of $15 million and $15.7 million.

Current income tax expense consists of state and foreign income taxes. During the nine months ended September 30, 1997 and 1996, the Company made cash income tax payments, net of refunds, of $.9 million and $.6 million. In the three months ended September 30, 1997 and 1996, the Company recorded $2.1 million and $1.2 million of deferred federal income tax expense to reduce the benefit recorded in the first six months of each year, due to lower expected earnings in each year.

In the third quarter of 1997, the Company paid $7.9 million and issued 362,319 shares of common stock to satisfy obligations, including resolution of a
disputed   matter,   related  to  the  1988   acquisition  of  IU  International
Corporation.

In the first quarter of 1996, the Company retired 236,120 shares of Class G redeemable preferred stock for $33.1 million, resulting in a $250,000 retirement gain.

NOTE F.           COMMITMENTS AND CONTINGENCIES
-----------------------------------------------

As of September 30, 1997, the Company has commitments to spend $12 million for equipment additions and improvements to waste treatment facilities.

At September 30, 1997, the Company was contingently liable for $6.6 million of letters of credit outstanding under its bank credit agreement, including $4.9

                               ENVIROSOURCE, INC.
                               ------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE F. COMMITMENTS AND CONTINGENCIES -- Continued
--------------------------------------------------

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

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such requirements not only can affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material adverse effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the consolidated financial statements appropriately reflect all presently-known compliance costs in accordance with generally accepted accounting principles.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.           Management's Discussion and Analysis of Financial Condition
-------           -----------------------------------------------------------
                  and Results of Operations.
                  --------------------------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30
-------------------------------------------------------------

                                               Three months           1997
                                                  ended           better/(worse)
                                              September 30,        than 1996
                                              -------------        ---------
                                             1997     1996       Amount       %
                                             ----     ----       ------      ---
                                              (Dollars in millions)
Revenues
     Industrial Environmental Services   $  46,534  $  46,110    $   424    .9 %
     Treatment & Disposal Services          10,615      8,541      2,074  24.3 %
                                            ------      -----      -----
                                         $  57,149  $  54,651    $ 2,498   4.6 %
                                         =========  =========    =======

Gross Profit
     Industrial Environmental Services   $  10,049  $  11,469    $(1,420)(12.4)%
     Treatment & Disposal Services           1,489        559        930 166.4 %
                                             -----        ---        ---
                                         $  11,538  $  12,028    $  (490) (4.1)%
                                         =========  =========    =======

Operating Income
     Industrial Environmental Services   $   6,231  $   8,231    $(2,000)(24.3)%
     Treatment & Disposal Services             559       (690)     1,249    -
     Corporate headquarters                   (677)      (488)      (189)(38.7)%
     Unusual charges                          (500)      (960)       460  47.9 %
                                              ----       ----        ---
                                         $   5,613  $   6,093    $  (480) (7.9)%
                                         =========  =========    =======

         Industrial Environmental Services revenues increased slightly as compared to the 1996 second quarter. Revenue improvements, due to strong production at most of the segment's steel industry customer sites, were largely offset by a revenue reduction resulting from a strike (settled in mid-August) by a major steel industry customer's employees. Treatment & Disposal Services revenues increased significantly in the 1997 third quarter as compared to the 1996 quarter due to a sharp increase in the volume of electric arc furnace dust (a hazardous waste produced by steel mini-mills) stabilized at the Company's Ohio and Idaho treatment facilities.

         Industrial Environmental Services gross profit decreased primarily due to the strike and the temporary impact of changes in manufacturing practices at two other customers. Treatment & Disposal Services gross profit increased due to the increase in electric arc furnace dust disposal volume.

         Selling, general and administrative expenses increased as compared to the 1996 third quarter, primarily due to an increase in legal fees and expenses (which are expected to decline in the future) and severance costs.

         The 1997 quarter includes an unusual charge of $.5 million to provide for costs to vacate an office as part of the Company's further consolidation of its operations. The 1996 quarter included $.7 million related to the Company's 1996 headquarters reorganization and $.3 million to settle the last disputed matter from the Company's 1993 restructuring. (See Note B for a description.) After taxes, unusual charges contributed $.01 to the loss in 1997 and $.02 to the loss in 1996.

         While debt levels were lower in 1997 (the Company paid down $56 million of debt with proceeds from the sale of its IMSAMET subsidiary in the first quarter), interest expense remained comparable primarily because $.9 million of interest expense was allocated to discontinued operations in the 1996 quarter and also because the Company's average effective interest rate was slightly higher in 1997.

         Current income tax expense includes state and Canadian income taxes. The Company recorded deferred federal income tax expense of $2.1 million in 1997 and $1.2 million in 1996 (contributing $.05 per share to the quarterly loss in 1997 and $.03 per share to the quarterly loss in 1996) to reduce the benefit recorded in the first six months of each year, due to lower expected earnings in each year.

         The Company sold its IMSAMET subsidiary in January 1997. In the quarter, a purchase price adjustment increased the pre-tax gain by $2 million. After a deferred income tax charge, the additional gain amounted to $1.3 million or $.03 per share. The gain from the sale in 1997 and IMSAMET's 1996 results have been classified as discontinued operations.

         Due to the factors described above, the 1997 net loss was $2.6 million as compared with the 1996 net loss of $1.8 million.

         There was virtually no Class G preferred stock dividend requirement in 1996 because almost all of the Class G stock was retired in the first quarter of that year.

Results of Operations for the Nine Months Ended September 30

                                             Nine months               1997
                                               ended              better/(worse)
                                            September 30,           than 1996
                                            -------------         --------------
                                            1997     1996          Amount     %
                                            ----     ----          ------     -
                                               (Dollars in millions)
Revenues
     Industrial Environmental Services  $ 137,086 $ 136,410     $   676     .5 %
     Treatment & Disposal Services         31,891    23,745       8,146   34.3 %
                                           ------    ------       -----
                                        $ 168,977 $ 160,155     $ 8,822    5.5 %
                                        ========= =========     =======

Gross Profit
     Industrial Environmental Services  $  31,343 $  36,198     $(4,855) (13.4)%
     Treatment & Disposal Services          4,236       960       3,276  341.3 %
                                            -----       ---       -----
                                        $  35,579 $  37,158     $(1,579)  (4.2)%
                                        ========= =========     =======

Operating Income
     Industrial Environmental Services  $  19,657 $  25,213     $(5,556) (22.0)%
     Treatment & Disposal Services            591    (2,941)      3,532     -
     Corporate headquarters                (3,230)   (1,895)     (1,335) (70.4)%
     Unusual charges                         (500)   (5,600)      5,100     91.1
                                             ----    ------       -----
                                        $  16,518 $  14,777     $ 1,741   11.8 %
                                        ========= =========     =======

         Industrial Environmental Services revenues for the nine month period of 1997 were comparable to the same period in 1996. Most steel industry customer sites reported strong production. Alexander Mill Services, Inc., acquired in May 1996, contributed $7.5 million to revenues in the first nine months as compared to $4 million in the prior year. However, revenue increases were largely offset by a revenue reduction resulting from a strike (settled in mid-August) by a major steel industry customer's employees and the mid-1996 loss of a steel industry customer that accounted for $4.5 million of revenues in the nine month period of 1996. Treatment & Disposal Services revenues increased significantly in the nine month period of 1997 as compared to the same period in 1996 due to a sharp increase in the volume of electric arc furnace dust stabilized at the Company's Ohio and Idaho treatment facilities.

         Industrial Environmental Services gross profit decreased for the reasons outlined above and because an ownership change disrupted production at another customer's steel mill. Treatment & Disposal Services gross profit increased due to the increase in electric arc furnace dust disposal volume.

         Selling, general and administrative expenses increased as compared to the same period of 1996. Cost savings realized as a result of the 1996 reorganization (discussed in the next paragraph) were partially offset by an increase in legal fees and expenses (which are expected to decline in future), severance and other costs.

         The unusual charge of $.5 million in 1997 was provided for costs to vacate an office as part of the Company's further consolidation of its operations. Unusual charges in 1996 totaling $5.6 million included $4.4 million for the Company's 1996 headquarters reorganization and $1.2 million to settle the last disputed matter from the Company's 1993 restructuring. (See Note B for a description.) After taxes, unusual charges contributed $.01 to the loss in 1997 and $.14 to the loss in 1996.

         Even though debt levels were lower in 1997 (the Company paid down $56 million of debt with proceeds from the sale of its IMSAMET subsidiary in the first quarter), interest expense increased $1 million primarily because $2.5 million of interest expense was allocated to discontinued operations in the prior year and also because the Company's average effective interest rate was slightly higher in 1997.

         Current income tax expense includes state and Canadian income taxes payable.

         The Company sold its IMSAMET subsidiary in January 1997. Including the third quarter purchase price adjustment, the Company realized an after-tax gain of $9.6 million or $.24 per share. The gain from the sale in 1997 and IMSAMET's 1996 results have been classified as discontinued operations.

         Due to the factors described above, including discontinued operations, 1997 net income was $4.4 million compared with the 1996 net loss of $4.9 million.

         Class G preferred stock dividend requirements in 1996 were reduced due to the retirement of almost all of the outstanding shares in the 1996 first quarter, which resulted in a $.3 million retirement gain.

DEFERRED INCOME TAXES
---------------------

         The Company has determined that it is more likely than not that it will earn enough taxable income to realize the $14.3 million of deferred tax assets in its balance sheet over the next several years. Realization of this amount will require cumulative taxable earnings of approximately $41 million. When the consolidated results of continuing operations for the three most recent fiscal years and current nine month period are adjusted by (1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total over $32 million and average $8.6 million annually. On this basis, the Company would realize $14.3 million of deferred tax assets within approximately five years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $14.3 million of deferred tax assets if, counting only profitable years, it earns $41 million of taxable income during the fifteen year period ending in 2012, so long as the cumulative amount of such earnings reaches at least $8 million by 2005, $19 million by 2006, $28 million by 2008, $37 million by 2009, and $40 million by 2010.

         In making its determination that it is more likely than not that it will earn enough taxable income to realize $14.3 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the three most recent fiscal years and the first nine months of 1997, (2) the reduction in interest expense obtained by applying the IMSAMET net proceeds to reduce debt, (3) ongoing cost savings achieved with its 1996 reorganization, and (4) profit improvements from treating increased volumes of electric arc furnace dust with its proprietary Super Detox(R) technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and
(4) a material decrease in the level of electric arc furnace dust currently treated with the Company's proprietary Super Detox(R) technology.


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

         The Company expects 1997 capital expenditures of $30 to $35 million, primarily for equipment replacements, new services, development of additional landfill capacity and improvements to waste treatment facilities. Through September 30, 1997, the Company spent $21.6 million for capital additions and is committed for an additional $12 million, some of which will not be spent until 1998.

         Treatment & Disposal Services' landfill permits require the Company to fund closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to be approximately $1.7 million in 1997 and $2.7 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

         On September 30, 1997, the Company issued $50 million of 9 3/4% Senior Notes due 2003, Series B, having substantially the same terms as the Company's existing $220 million of 9 3/4% Senior Notes due 2003. The Company used most of the net proceeds to pay off the outstanding balance on its bank credit facility. The effective interest rate on the new Senior Notes is approximately 11.1%, including amortization of issuance costs. In conjunction with that transaction, the borrowing capacity under the bank credit facility was reduced by $15 million and various financial covenants, requiring the Company to meet certain financial ratios and tests, were modified. As of September 30, 1997, $6.6 million of standby letters of credit and no revolving credit borrowings were outstanding under this $50 million facility.

         During the third quarter, the Company paid $7.9 million of obligations, including resolution of a disputed matter, related to the 1988 acquisition of IU International Corporation.

         Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements.

         Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such violations and fines have not had, and are not expected to have, a material adverse impact on the Company's business. It is possible that the future imposition of additional environmental compliance requirements could have a material adverse effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.    Other Information
-------    -----------------

           The Company has entered into a long-term arrangement with another corporation that provides the Company with substantial additional electric arc furnace dust treatment and disposal capacity in the eastern United States.


ITEM 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

  (a)      Exhibits.
           --------

     3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix A (pages A-1 to A-3) to the Company's Proxy Statement filed April 29, 1996, in respect of its 1996 Annual Meeting of Stockholders (File No. 1- 1363)).

     3.2 - Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Page 2 to the Company's Proxy Statement filed April 30, 1997, in respect of its 1997 Annual Meeting of Stockholders (File No. 1-1363))

     3.3 - By-Laws of the Company (incorporated herein by reference to Exhibit
           C (pages C-1 to C-9) to the Company's Proxy Statement filed April 24, 1987, in respect of its 1987 Annual Meeting of Stockholders (File No. 1-1363)).

     3.4 - Amendment to the By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No.1-1363)).

    3.5 - By-Law Amendment Adopted March 26, 1997 By Unanimous Written Consent Consent of the Board of Directors, Effective June 19, 1997 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-1363)).

    4.1 - Loan and Security Agreement, dated as of April 6, 1993, between IMS Funding Corporation and Greyhound Financial Corporation. (The Company agrees to furnish a copy of such agreement to the Commission upon request).

     4.2 - Agreement Amending Loan and Security Agreement and Corporate Guarantee Agreement, dated as of December 8, 1995, between FINOVA Capital Corporation ( formerly known as Greyhound Financial Corporation), IMS Funding Corporation, and International Mill Service, Inc. (The Company agrees to furnish a copy of such agreement to the Commission upon request).

     4.3 - Indenture, dated as of July 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003, including the form of such Notes attached as Exhibit A thereto ( incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-1363)).

     4.4 - First Supplemental Indenture, dated as of November 2, 1995, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

    4.5* - Second Supplemental Indenture, dated as of September 24, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003.

    4.6* - Indenture,  dated as of September 30, 1997, between the Company and
           United States Trust Company of New York, as Trustee, relating to the Company's 9- 3/4% Senior Notes due 2003, Series B, including the form of such Notes attached as Exhibit A thereto.

    4.7* - Registration Rights Agreement, dated as of September 30, 1997, among the Company and Morgan Stanley & Co. Incorporated, Jefferies & Company, Inc. and NationsBanc Capital Markets, Inc.

    4.8 - Registration Rights Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P., The IBM Retirement Plan Trust Fund and Enso Partners, L.P. (incorporated herein by reference to Exhibit 4.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

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

    4.11 - Warrant to purchase shares of Common Stock of the Company issued to Enso Partners, L.P., dated as of May 13, 1993 (incorporated herein by reference to Exhibit 4.32 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

    4.12 - Loan Agreement, dated as of June 1, 1994, between the Industrial Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request).

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

    4.15 - First Amendment, dated as of May 15, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-1363)).

    4.16 - Second Amendment, dated as of December 23, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-1363)).

    4.17 - Third Amendment, dated effective as of June 30, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-1363)).

    4.18*- Fourth  Amendment,  dated as of  September  23,  1997,  to the Credit
           Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent.

    10.1 - Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

    10.2 - Promissory Note of Louis A. Guzzetti, Jr., dated March 31, 1993, payable to the Company, amending and replacing the Promissory Notes dated October 15, 1987, March 31, 1991 and March 31, 1992 and the Letter Amendments dated April 13, 1991 and May 12, 1992(incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No.1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

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

    10.6 - Amendment, dated August 5, 1993, to the Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

    10.7 - Stock Option Agreement, dated August 5, 1993, between the Company and Wallace B. Askins (incorporated herein by reference to Exhibit
           10.23 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

    10.8 - 1993 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

    10.9 - EnviroSource, Inc. Stock Option Plan for NonAffiliated Directors, dated as of January 1, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1- 1363)).

    10.10- Supplemental  Executive  Retirement  Plan of the  Company,  effective
           January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

    10.11- Employment Agreement, dated November 5, 1996, between the Company and
           Aarne Anderson (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

    10.12- Employment Agreement, dated November 5, 1996, between the Company and
           William B. Davis (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

    10.13- Employment Agreement, dated November 5, 1996, between the Company and
           James C. Hull (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363))

    10.14- Stock  Purchase Agreement, dated November 26, 1996, by and among IMCO
           Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed January 21, 1997(File No. 1-1363)).

    10.15- Amendment  No. 1,  dated as of January 21,  1997,  to Stock  Purchase
           Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc.(incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363))

* Filed Herewith

   (b)     Reports on Form 8-K.

           During the quarter ended September 30, 1997, the Company filed no current reports on Form 8-K.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1997


                                                      ENVIROSOURCE, INC.



                                                      By:/s/James C. Hull
                                                         ----------------
                                                         Vice President and
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Number                          Exhibit                          Page

4.5               Second Supplemental Indenture, dated         EXHIBIT 1
                  as of September 24, 1997, between the
                  Company and United States Trust Company
                  of New York, as Trustee, relating to
                  the Company's 9-3/4% Senior Notes due 2003.

4.6               Indenture, dated as of September 30, 1997,   EXHIBIT 2
                  between the Company and United States
                  Trust Company of New York, as Trustee,
                  relating to the Company's 9-3/4% Senior
                  Notes due 2003, Series B, including the
                  form of such Notes attached as Exhibit A thereto.

4.7               Registration Rights Agreement, dated as of   EXHIBIT 3
                  September 30, 1997, among the Company and
                  Morgan Stanley & Co. Incorporated, Jefferies
                  & Company, Inc. and NationsBanc Capital
                  Markets, Inc.

4.18 Fourth Amendment, dated as of September 23, EXHIBIT 4 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company,
                  International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as
                  Administrative Agent, and Credit Lyonnais as
                  Syndication Agent.