Form 10-K
period 1997-12-31
ENVIROSOURCE INC
filed 1998-03-31
CIK 106752

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

         Yes  X     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $52,200,765 as of March 2, 1998.

The number of shares outstanding of the Registrant's Common Stock as of the close of business on March 2, 1998 was 40,713,765.

                                     PART I

ITEM 1.  Business.

THE COMPANY

     EnviroSource, Inc.(the "Company") supplies industrial customers with specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. These services are generally provided pursuant to long term contracts which enable the Company to integrate its processes with those of its customers. The Company's principal business segments are (a) the IMS segment, which provides slag processing, metal recovery, materials handling, scrap management and a wide range of specialty services, such as scarfing and high speed flame cutting, for the steel industry; and (b) the Technologies segment, which provides hazardous waste treatment and disposal services, waste stabilization services, engineering, project management, construction, regulatory assistance and laboratory services for the steel industry and other industrial and governmental customers.

     The Company conducts its operations exclusively through its subsidiaries. International Mill Service, Inc. and its subsidiaries ("IMS") constitute the IMS segment (formerly named the Industrial Environmental Services segment), and EnviroSource Technologies, Inc.("Technologies", formerly known as EnviroSource Treatment & Disposal Services, Inc.) through its Envirosafe and Conversion Systems subsidiaries, constitutes the Technologies segment (formerly named the Treatment & Disposal Services segment).

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

     EnviroSource's present business units originally represented a portion of the operations of IU International Corporation ("IU International"). Early in 1988, the Company acquired IU International with the goal of establishing a substantial operating company centered primarily on the Company's stable and growing steel industry business relationships and prospects. Between March 1988 and the end of 1991, the Company disposed of all the businesses it had owned prior to the IU International acquisition and virtually all of IU International's operations and assets other than the present IMS and Technologies segments and IMSAMET, Inc. (discussed below), completing its transformation into an environmental services company.

     During 1993, the Company completed a comprehensive recapitalization (the "Recapitalization") designed to increase the Company's liquidity and capital resources, improve operating and financial flexibility, reduce interest expense and preferred dividend requirements, and enhance the Company's ability to pursue the growth opportunities in its businesses. The Recapitalization included the sale of Common Stock to an affiliate of Freeman Spogli & Co. ("FS&Co.") and another investor (collectively, the "Investors") and the purchase by the Investors of certain equity securities from The Dyson-Kissner-Moran Corporation ("DKM") and WM Financial Corporation ("WM Financial"). The sale of stock and warrants to FS&Co. and the subsequent related transfers of stock are hereinafter referred to as the "FSC Transaction." As a result of the FSC Transaction, FS&Co. owns approximately 47% of the Common Stock of the Company.

     In addition, in July 1993 the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "1993 Notes"). A significant portion of the proceeds from the sale of the Senior Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998.

     During the fourth quarter of 1993 and throughout 1994 and 1995 the Company took a number of steps to reduce costs and terminate unprofitable operations. These steps included (i) terminating certain recycling units, (ii) discontinuing efforts to obtain a hazardous waste landfill permit in Pennsylvania and (iii) reorganizing the Envirosafe and Conversion Systems businesses into the Technologies business unit.

     To further reduce costs and increase profitability, in February 1996 the Company announced a major reorganization of its headquarters organization that saved the Company approximately $4.3 million in 1996 and $5 million in 1997. The reorganization included the closing of the Company's corporate headquarters in Stamford, Connecticut and the Technologies headquarters in Horsham,

Pennsylvania. Activities of both offices were moved to IMS's offices in Horsham, Pennsylvania in June 1996. Headcount was reduced by approximately 50 persons, primarily from Technologies. The Company recorded charges of approximately $4.4 million during 1996 for the reorganization. The Company has recently embarked on a profit improvement program that is intended to lower costs and increase revenues significantly in the latter quarters of 1998 and beyond.

     In November 1996, the Company announced that it had signed a definitive agreement to sell IMSAMET, Inc., an aluminum recycling and reclamation company, in order to focus the Company's efforts upon its steel-related businesses. This sale was completed in January 1997.

     In September 1997, the Company issued $50 million of 9-3/4% Senior Notes Due 2003, Series B, (the "1997 Notes") having substantially the same terms as the Company's 1993 Notes. The Company used substantially all of the net proceeds to repay borrowings under the Company's bank credit facility that had been incurred to finance capital expenditures.

BUSINESS SEGMENTS


     IMS

     The Company has served the steel industry for over 60 years. The Company believes it increases its customers' productivity by providing cost-effective and reliable on-site reclamation of steel and iron and a variety of other specialized services that are essential to the efficient functioning of steel mills.

     North America's steel mills operate in a highly competitive environment. Services that help to reduce their total process costs are therefore of significant value. IMS generally provides recycling and metal recovery operations under long-term contracts with a diversified customer base of over 55 steel mill sites in North America, including integrated mills, mini-mills and specialty mills. Using specially designed equipment, IMS provides a total recycling solution by processing slag (a by-product of steel production), recovering valuable metallics and selling the residual aggregate for road base and other uses. These services are economically and environmentally attractive. Moreover, the effective removal of slag on a continuous basis is critical to a steel mill's ability to remain in operation.

     The Company has successfully pursued a strategy of building on its leadership position by offering an expanded range of services that enhance mill productivity and provide IMS with growth opportunities. These services include processing blast furnace iron scrap through an IMS-developed iron crushing process, as well as specialized materials handling. IMS has used rubber-tired carriers at two integrated steel mills to move steel slabs throughout the mill, which is significantly more cost-effective than traditional rail and crane systems. IMS's services also include a proprietary specialized steel slab surface conditioning process (called scarfing) that helps its customers increase product yields and improve product quality, while gaining measurable cost savings. This service is currently provided at six steel mills, with a seventh facility scheduled to commence operations later in 1998.

     IMS has a diversified customer base, with approximately 45% of its revenues coming from integrated steel producers and 55% from mini-mills and specialty mills. IMS's largest site is at USX Corporation's Gary Works, in Gary, Indiana, the largest steel mill in the U.S. USX accounted for 20% of the Company's consolidated revenues of continuing operations in each of 1997, 1996 and 1995 (including revenues attributable to services performed by the Technologies segment). Long term contracts governing the related services expire between 1999 and 2007. Over the next several years, the maintenance of USX as a customer will be material to the Company's consolidated revenues and operating income.

     Substantially all of IMS's services are provided on-site at steel mills, by IMS employees using IMS-owned equipment. IMS's services are integrated with the operations of its customers, providing for strong working partnerships. If necessary, most equipment can be relocated, but this has not often been required as contracts are generally long-term and IMS has a history of high renewal rates.

     Competition.  Competition in IMS's markets is based primarily on quality of
     -----------
service, reliability, technology and price. In its core steel reclamation business, the Company believes that IMS services customers accounting for more than 30% of total domestic steel production. IMS has one large competitor and a number of smaller competitors, including several new entrants. The Company believes that IMS's leading market position is based on its reliability, responsiveness to customer needs, capital resources and breadth of expertise.

     TECHNOLOGIES

     Technologies, through its Envirosafe and Conversion Systems business units, has been dedicated to the safe, economical treatment and disposal of industrial and hazardous wastes since 1976. Through its Envirosafe subsidiaries, Envirosafe Services of Ohio, Inc. and Envirosafe Services of Idaho, Inc. (collectively, "Envirosafe"), Technologies owns major commercial hazardous waste treatment and disposal facilities in Ohio and Idaho. Envirosafe services some of the country's largest steel companies, as well as companies in other industries and government agencies. Envirosafe has reoriented its business to focus more on its steel mini-mill customers' production and less on the volatile waste remediation business.

     Envirosafe has approximately 3-1/2 million cubic yards of permitted disposal capacity. In 1992, Envirosafe Services of Ohio, Inc. received final approval to expand its Ohio facility and in 1993 completed construction of the first phase of a 2.6 million cubic yard disposal cell. The second phase of construction of this cell was completed in December 1994 and approval to accept waste was obtained in January 1995. The third phase of construction of this cell is currently underway. In late 1993, Envirosafe Services of Idaho, Inc. received final approval to expand an active disposal cell at its Idaho facility and completed construction of the second phase of such cell.

     In the last few years, the Company completed a number of capital projects in order to maintain and enhance its competitive position. These projects included a new state-of-the-art stabilization and debris handling facility in Ohio and a new debris handling facility and expanded stabilization capacity in Idaho. Enhanced stabilization capability has allowed the Company to utilize its proprietary Super Detox(R) technology for the stabilization of electric arc furnace ("EAF") dust at both its Ohio and Idaho facilities. See below for a discussion of Super Detox(R). In addition, a rail transfer facility was opened in Idaho in 1993 and was upgraded in 1995. New rail service into the Ohio facility became available during November 1996, giving the Company what it believes to be the only major hazardous waste treatment and disposal facility in the United States with such direct rail service.

     The Ohio and Idaho facilities hold operating permits, issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended ("RCRA"), that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity in its approved disposal cells well into the next decade. Historically, the Company's hazardous waste treatment and disposal services business has been somewhat seasonal, with the first quarter of the year tending to be slower depending primarily on the extent to which winter weather conditions affected waste remediation projects. However, the Company believes that the increased volume of EAF dust stabilized at its Ohio and Idaho facilities has made this business less seasonal.

     Envirosafe and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. Such requirements not only can affect the demand for Envirosafe's services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material adverse effect on Technologies results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the Consolidated Financial Statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Stringent interpretation of environmental laws and regulations governing hazardous waste treatment and disposal facilities by state and federal regulators also subjects Envirosafe to violations and fines from time to time, none of which has been material to the Company. In fact, the Company believes that it has one of the best environmental compliance records in the industry.

     Technologies currently operates and maintains a captive landfill for a domestic steel mill pursuant to a service contract. Technologies is currently exploring additional opportunities for providing captive landfill services, as well as specialized environmental engineering and related services.

     Technologies' Conversion Systems unit is the sole licensee of a proprietary technology (Super Detox(R)) for stabilizing EAF dust - a listed hazardous waste
(KO61) under RCRA generated by steel mills - that renders the EAF dust suitable for landfilling in non-hazardous waste landfills and for possible reuse. Technologies currently operates an EAF dust stabilization facility on-site at one of the largest domestic mini-mills, and provides Super Detox(R) stabilization for EAF dust at both of its regional Envirosafe Ohio and Idaho facilities. During 1995, 1996 and 1997, Technologies entered into a number of new contracts to receive and process EAF dust at its Envirosafe facilities. Technologies actively continues to market this process to other U.S. mini-mills and is exploring additional opportunities internationally for its Super Detox(R) technology.

     In June 1995, Conversion Systems received from the U.S. Environmental Protection Agency ("USEPA") a generic delisting for Super Detox(R) stabilized EAF dust, which designates EAF dust treated utilizing this proprietary process as a non-hazardous waste. If desired, the delisted material can be deposited in a non-hazardous waste landfill. The generic delisting status for the process will save Technologies and its customers the time and expense involved in petitioning USEPA on a facility-by-facility basis for delisting status. USEPA and the Illinois Department of Environmental Regulation previously had granted site specific delistings for this process. In addition, in November 1995, Technologies received from the Idaho Department of Health and Welfare a generic delisting for EAF dust stabilized at its Idaho regional facility utilizing the Super Detox(R) process; this ruling essentially has the same effect as the USEPA delisting.

     The Company believes that the Super Detox(R) technology provides an environmentally safer and more cost-effective solution than the off-site thermal process currently employed by a large portion of the mini-mill industry.

     Horsehead Resource Development Company, Inc. ("Horsehead"), a competitor of Technologies in the EAF dust management business, filed a petition for review of the USEPA delisting. Horsehead's petition for review of the USEPA delisting was unanimously denied in December 1997. Horsehead filed a petition for rehearing concerning such denial which was also denied; accordingly, Horsehead has no further rights of appeal concerning the USEPA delisting. Horsehead also appealed the Illinois delisting. This appeal was denied; accordingly, Horsehead has no further rights of appeal concerning the Illinois delisting. In any event, the Federal delisting is not necessary for the Company to continue these operations at its Ohio and Idaho treatment and disposal facilities.

     Conversion Systems has provided electric utilities with turn-key design, engineering and installation of systems for the stabilization of wet scrubber effluent and boiler ash residues produced at coal-fired power plants. These systems convert the sludge resulting from wet scrubber removal of sulfur dioxide from power plant emissions into a concrete-like material suitable for environmentally responsible landfilling. Conversion Systems substantially completed its last major project of this type in 1995. However, in response to Phase II of the "Acid Rain" provisions of the Clean Air Act Amendments of 1990, additional opportunities could be available to Conversion Systems, although it is not yet clear how many power plants, if any, will install wet scrubbers and elect or be required to include stabilization units.

     Competition.  The Company's hazardous waste treatment and disposal business
     -----------
is characterized by intense competition. Technologies' principal competition in EAF dust stabilization is Horsehead, a thermal metal recovery processor. Although Horsehead historically had accounted for at least 60% of the U.S. market, the Company believes that this percentage has decreased significantly within the last two years as Technologies has gained market share.

     There are a limited number of competitors in the off-site hazardous waste landfill business (there are 19 active, permitted commercial hazardous waste landfills in the U.S.), only two of which operate more than two landfills, and several competitors engaged in the treatment or stabilization of hazardous waste. Competition in this industry is based on service, site and process integrity and the all-in cost of disposal, which includes treatment, stabilization and transportation costs and taxes. Expanded use of rail services and additions to stabilization services will further improve Envirosafe's competitive position. The market for hazardous waste services generally is geographically broad, but is narrowed depending on factors such as the types of waste a facility is permitted to accept, the types of services offered by a facility, the cost of operation of a facility and the proximity of the facility to the customer.

     The market for wet scrubber stabilization units has been dormant and it is difficult to determine the number and nature of Conversion System's viable competitors.


SEGMENT DATA

     See Note J for information concerning revenues and operating income by segment for the years ended December 31, 1997, 1996 and 1995 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

EMPLOYEES


     At March 1, 1998, the Company employed approximately 1,750 persons. A majority of the hourly employees in the IMS segment are covered by site-specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the
International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 1998. All other contracts will be renegotiated in 1999 or thereafter. Also, all of the hourly employees in the Technologies segment belong to unions, either the International Brotherhood of Teamsters or the Operating Engineers. The Company believes it has a good working relationship with its employees.

ITEM 2.  Properties.

HEADQUARTERS

     The Company maintains its headquarters at a single location in Horsham, Pennsylvania in leased premises. Until June 1996, the Company's corporate headquarters were located in leased premises in Stamford, Connecticut and the headquarters of Technologies were located in separate leased premises in Horsham, Pennsylvania.

IMS

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

     Management believes that the physical facilities for the Company's IMS segment are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. The metal recovery and slag processing installations are generally located at specific customer facilities and are adequate to handle current levels of customer operations and anticipated future needs for current customers.

TECHNOLOGIES

     Envirosafe owns substantially all of the land, buildings and equipment used in its treatment and disposal operations in Oregon, Ohio and near Grand View, Idaho. Conversion Systems owns the building and equipment at one stabilization facility in Illinois and one in Pennsylvania and leases land for both facilities. Technologies continues to lease space in Horsham, Pennsylvania and Ohio relating to former locations, and it is actively seeking to sublease 100% of these locations.

     Assuming the timely completion of subsequent phases under existing permit authority, Envirosafe expects to maintain ample hazardous waste disposal capacity into the next decade. Management believes that the physical facilities for Technologies are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

ITEM 3.  Legal Proceedings.

     The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. In the opinion of management, the outcome of such litigation and proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.


                                      *     *     *



EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers are as follows:

Name                              Age            Position

Ronald P. Spogli                   50            Chairman of the Board; Director

Louis A. Guzzetti, Jr.             59            President and Chief Executive
                                                        Officer; Director

George E. Fuehrer                  49            Senior Vice President, Planning
                                                        and Business Development

Aarne Anderson                     57            Vice President, Taxes

William B. Davis                   47            Vice President and Treasurer

Bradley W. Harris                  38            Controller

Leon Z. Heller                     48            Vice President, General Counsel
                                                        and Secretary

James C. Hull                      60            Vice President and Chief
                                                        Financial Officer

     The specified age of each Executive Officer of the Company is as of March 31, 1998.

     Officers are elected annually and hold office until their successors are elected and qualified.

     Ronald P. Spogli became a director and Chairman of the Company in May 1993. Mr. Spogli is a founding partner of Freeman Spogli & Co. He is also a director of Brylane, Inc., Buttrey Food and Drug Stores Company, Calmar, Inc. and The Pantry, Inc.

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

     George E. Fuehrer has been employed by the Company since 1982 and has served as its Senior Vice President, Planning & Business Development since June 1997, and its Senior Vice President, Planning since May 1989. Mr. Fuehrer also served as President of IMSAMET, Inc., a former subsidiary of the Company, from November 1995 until January 1997. From June 1988 until May 1989 he served as Senior Vice President - Finance of the Company. He was its Treasurer from November 1984 until May 1989. Mr. Fuehrer also served as Vice President Finance from February 1984 until June 1988.

     Bradley W. Harris has been the Company's Controller since September 1996, when he joined the Company. From August 1981 to September 1996 Mr. Harris was employed by Ernst & Young LLP, most recently as a Senior Manager.

     Leon Z. Heller was elected Vice President of the Company in February 1998 and has served as the Company's General Counsel and Secretary since September 1996. Mr. Heller also has been the Vice President and General Counsel of International Mill Service, Inc., a subsidiary of the Company, since February 1991.

     James C. Hull has been the Company's Vice President and Chief Financial Officer since May 1989, when he joined the Company.

                                     PART II


ITEM 5.  Market  for  the  Registrant's  Common  Equity  and Related Stockholder
         Matters.

     The Company's Common Stock trades on The Nasdaq Stock Market (SM) under the symbol "ENSO" and on The Pacific Exchange under the symbol "ES". The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 1997 and 1996, based upon prices supplied by The Nasdaq Stock Market.

                                   1997                      1996
                                   ----                      ----
                            High         Low          High         Low
First Quarter              $2.69        $1.75        $4.25        $3.13
Second Quarter              2.13         1.19         4.38         3.38
Third Quarter               2.75         1.94         4.06         3.38
Fourth Quarter              3.06         2.13         3.88         2.44


     The Company is not currently in compliance with new Nasdaq National Market maintenance standards. In order to continue the listing of its Common Stock as a Nasdaq National Market security, the Company intends to seek exemption from these standards or take action to become compliant.

     The Company has not paid a cash dividend on its Common Stock since the confirmation of its plan of reorganization in November 1983 and has no present plan to pay cash dividends. The Company is currently prohibited from paying cash dividends on its Common Stock by its bank credit agreement and by the indentures under which the 1993 Notes and the 1997 Notes were issued.

     On March 1, 1998 the Company had approximately 3,200 holders of record of its Common Stock.

ITEM 6.   Selected Financial Data

     The information presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, including Note B which describes the 1997, 1996 and 1995 unusual items.

                                      1997         1996         1995         1994         1993
                                  ------------ ------------ ------------ ------------ ------------
                                             (In thousands, except for per share amounts)

Revenues                            $227,678     $212,789      $223,722     $230,434    $246,927
Costs and expenses                   205,387      188,443       189,233      193,914     222,224
Unusual items, net (1)                 1,300        5,471        (2,624)                  18,200
                                    --------     --------     ---------    ---------    --------
Operating income                      20,991       18,875        37,113       36,250       6,503
Interest income                        1,223        1,356         1,133          983       1,177
Interest expense                     (29,308)     (28,187)      (23,483)     (21,974)    (25,261)
                                    --------     --------     ---------     --------    --------
Income (loss) from continuing
   operations before income taxes     (7,094)      (7,956)       14,763       15,529     (17,581)
Income tax (expense) benefit          (1,368)       3,266        (5,208)      (4,280)     (2,549)
                                    --------     --------     ---------     --------    --------
Income (loss) from continuing
   operations                         (8,462)      (4,690)        9,555       11,249     (20,130)
Income (loss) from discontinued
   IMSAMET operations (2)              9,600          399           949         (190)     (1,444)
                                    --------     --------     ---------     --------    --------
Income (loss) before extraordinary
   loss and cumulative effect of
   accounting change                   1,138       (4,291)       10,504       11,059     (21,574)
Extraordinary debt extinguishment
   loss                                                            (806)                 (21,930)
Cumulative effect of accounting
   change                               (639)                                             (2,302)
                                    --------     --------     ---------     --------    --------
Net income (loss)                   $    499     $ (4,291)    $   9,698     $ 11,059    $(45,806)
                                    ========     ========     =========     ========    ========

Income (loss) applicable to
   common shares and equivalents
   (3)                              $    499     $ (4,442)    $   7,959     $ 10,457    $(48,988)
                                    ========     ========     =========     ========    ========

Income (loss) per common share:
   Continuing operations            $   (.21)    $   (.12)    $     .19     $    .26    $   (.69)
   Discontinued operations               .24          .01           .03                     (.04)
   Extraordinary loss                                              (.02)                    (.64)
   Cumulative effect of accounting
      change                            (.02)                                               (.07)
                                    ---------    --------     ---------     --------    --------
   Net income (loss)                $    .01     $   (.11)    $     .20     $    .26    $  (1.44)
                                    ========     ========     =========     ========    ========

Average common shares and
   equivalents                        40,533       40,443        40,527       40,292      34,009


                                      1997         1996          1995         1994         1993
                                  ------------ ------------ ------------ -----------  ------------
                                                            (in thousands)
Total assets                        $413,302     $459,909      $444,436     $442,872    $419,282
Working capital deficiency              (779)      (8,762)      (34,099)      (8,275)    (17,396)
Debt (non-current)                   281,614      268,424       275,158      259,263     233,297
Redeemable preferred stock
   (non-current)                           -            -             -       31,396      38,711
Stockholders' equity                  40,211       39,057        32,604       24,521      14,217

Notes
-----

     (1) After related income taxes, 1997 unusual items reduced net income by approximately $.8 million or $.02 per share, 1996 unusual items increased the net loss by approximately $3.6 million or $.09 per share and 1995 unusual items reduced net income by approximately $1 million or $.02 per share. See Note B. The 1993 unusual items consisted of a $22 million restructuring charge and a credit from reducing estimated IU International liabilities that together reduced net income by $17.6 million or $.52 per share.
     (2) See Note D.
     (3) Includes gains from buying back Class G preferred stock of $.2 million or $.01 per share in 1996, $1.7 million or $.04 per share in 1995, $.6 million or $.01 per share in 1994 and $3.2 million or $.09 per share in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 VERSUS 1996

                                                              1997
                                   Year Ended            better  (worse)
                                  December 31              than 1996
                                  -----------              ---------
                               1997        1996*         Amount        %
                               ----        -----         ------        -
                                    (Dollars in thousands)

REVENUES
  IMS                        $185,587     $180,002     $  5,585       3%
  Technologies                 42,091       32,787        9,304      28%
                             --------     --------     --------
                             $227,678     $212,789     $ 14,889       7%
                             ========     ========     ========


GROSS PROFIT
  IMS                        $ 42,320     $ 46,690     $ (4,370)     (9%)
  Technologies                  5,235          821        4,414     538%
                             --------     --------     --------
                             $ 47,555     $ 47,511     $     44       -
                             ========     ========     ========

OPERATING INCOME (LOSS)
  IMS                        $ 26,494     $ 31,476     $ (4,982)    (16%)
  Technologies                   (173)      (4,534)       4,361      96%
  Corporate headquarters       (4,030)      (2,596)      (1,434)    (55)%
  Unusual items, net           (1,300)      (5,471)       4,171      76%
                             --------     --------     --------
                             $ 20,991     $ 18,875     $  2,116      11%
                             ========     ========     ========

*1996 operating income (loss) amounts have been reclassified consistent with the method used to classify 1997 results.

     IMS 1997 revenues increased $5.6 million or 3% over 1996. Most steel industry customer sites reported strong production. Alexander Mill Services, Inc., acquired in May 1996, contributed $10.1 million to revenues in 1997 as compared with $6.6 million in the prior year. However, revenue increases were largely offset by a revenue reduction resulting from a strike (settled in mid-August) by a major steel customer's employees and the mid-1996 loss of a steel industry customer that accounted for $4.6 million of revenues in 1996. Technologies' revenues increased significantly in 1997 as compared to 1996 due to a sharp increase in the volume of EAF dust (a hazardous waste produced by steel mini-mills) processed at the Company's Ohio and Idaho treatment facilities.

     IMS gross profit decreased due to the effects of the strike and the loss of a significant customer as outlined above and because a 1996 ownership change disrupted production at another customer's steel mill throughout 1997. Technologies' gross profit increased due to the increase in EAF dust disposal volume.

     Selling, general and administative expenses increased $2.1 million as compared to 1996. Cost savings realized as a result of the 1996 reorganization were more than offset by an increase in legal fees and expenses attributable to litigation between the Company and its largest competitor in the EAF dust processing market, severance and other costs.

     Unusual items,  net. The 1997 unusual charges of $1.3 million were recorded
     -------------------
for costs to satisfy regulatory requirements at disposal sites that have been inactive since before the Company's 1988 acquisition of IU International Corporation ("IU International") and to vacate an additional office as part of the Company's further consolidation of its operations. After related income tax benefits, the 1997 unusual charges reduced net income by approximately $.9 million or $.02 per share.

     In 1996 unusual items included $4.4 million of charges for the Company's 1996 reorganization, $1.2 million to settle the last disputed matter from the Company's 1993 restructuring and $.8 million of closure costs for inactive disposal sites. Partially offsetting these charges was a $.9 million credit from reducing estimated liabilities remaining from the Company's 1988 acquisition of IU International. After related income tax benefits, the unusual items increased the loss from continuing operations by approximately $3.6 million or $.09 per share.

     Even though debt levels were lower in 1997 (the Company paid down $56 million of debt in the first quarter with proceeds from the sale of its IMSAMET subsidiary), interest expense of continuing operations increased $1.1 million primarily because $3.3 million of consolidated interest expense was allocated to discontinued operations in the prior year and also because the Company's average effective interest rate was slightly higher in 1997.

     In 1996 the Company recorded a $4.4 million deferred tax credit (as discussed below), without which the 1996 loss from continuing operations would have been more than $9 million as compared with the 1997 loss from continuing operations of $8.5 million (after a negligible deferred tax credit). In 1997 a $9.6 million gain from selling IMSAMET and a $.6 million charge for the cumulative effect of a mandatory accounting change together with the loss from continuing operations resulted in net income of $.5 million.

DEFERRED INCOME TAXES

     The Company has determined that it is more likely than not that it will earn enough taxable income over the next several years to realize the $15.3 million of deferred tax assets recognized in its balance sheet. Realization of this amount will require cumulative taxable earnings of approximately $44 million. When the consolidated results of continuing operations for the four most recent fiscal years are adjusted by (1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total over $32 million and average $8 million annually. On this basis, the Company would realize the $15.3 million of deferred tax assets within approximately six years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $15.3 million of deferred tax assets if, counting only profitable years, it earns $44 million of taxable income during the fifteen year period ending in 2012, so long as the cumulative amount of such earnings reaches at least $8 million by 2005, $19 million by 2006, $28 million by 2008, $39 million by 2009 and $42 million by 2010.

     In making its determination that it is more likely than not that it will earn enough taxable income to realize $15.3 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the four most recent fiscal years, (2) the reduction in interest expense obtained by applying the IMSAMET net proceeds to reduce debt, (3) ongoing cost savings achieved with its 1996 reorganization, and (4) profit improvements from treating increased volumes of EAF dust with its proprietary Super Detox (R) technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and (4) a material decrease in the level of EAF dust currently treated with the Company's proprietary Super Detox(R) technology.

     In 1996 the Company recognized $26 million of net deferred income tax assets in its balance sheet. The $26 million of income tax benefits were credited as follows: $4.4 million reduced the 1996 loss from continuing operations; $10.9 million reduced goodwill in the balance sheet (because the related deferred tax assets arose from IU International acquisition obligations); and $10.7 million increased capital in excess of par value in the balance sheet (because the related deferred tax asset arose from net operating loss carryforwards that originated prior to the Company's 1983 reorganization).

     As described further in Note C, the Company has additional income tax net operating loss carryforwards and other deferred tax assets that are available to further reduce any future federal income tax payments.

1996 VERSUS 1995

                                                              1996
                                   Year Ended            better (worse)
                                  December 31,             than 1995
                                  ------------             ---------
                              1996         1995          Amount        %
                              ----         ----          ------        -
                                     (Dollars in thousands)

REVENUES
  IMS                        $180,002     $181,081     $ (1,079)      (1%)
  Technologies                 32,787       42,641       (9,854)     (23%)
                             --------     --------     --------
                             $212,789     $223,722     $(10,933)      (5%)
                             ========     ========     ========

GROSS PROFIT
  IMS                        $ 46,690     $ 51,523     $ (4,833)      (9%)
  Technologies                    821        9,129       (8,308)     (91%)
                             --------     --------     --------
                             $ 47,511     $ 60,652     $(13,141)     (22%)
                             ========     ========     ========

OPERATING INCOME (LOSS)
  IMS                        $ 33,668     $ 39,360     $ (5,692)     (14%)
  Technologies                 (4,760)       1,611       (6,371)       -
  Corporate headquarters       (4,562)      (6,482)       1,920       30%
  Unusual items, net           (5,471)       2,624       (8,095)       -
                             --------     --------     --------
                             $ 18,875     $ 37,113     $(18,238)     (49%)
                             ========     ========     ========

     Although conditions in the steel industry remained generally favorable throughout 1996, IMS revenues decreased slightly. The Company's May 1996 acquisition of Alexander Mill Services, Inc. contributed $6.6 million to revenues in the year, but the increase was largely offset by the mid-1996 loss of a steel industry customer that accounted for $8.3 million of revenues in 1995. At the beginning of the 1996 fourth quarter, a major steel industry customer's employees commenced a strike that continued in 1997. That customer contributed $3 million of revenues in the 1995 fourth quarter. Also in 1996 our largest steel industry customer experienced an explosion and a 60-day outage at its largest blast furnace. Technologies revenues decreased primarily because 1995 revenues included over $8 million from the last major phase of a scrubber sludge stabilization system contract. Revenues also declined because treatment and disposal tonnage was lower during the first six months of 1996 due to overall depressed market conditions. However, a year-to-year tonnage increase was realized during the second half of 1996 as the Company obtained additional contracts to stabilize EAF dust.

     IMS gross profit decreased due to the strike and blast furnace outage discussed above together with somewhat lower profit margins at a number of other steel industry customer sites. Technologies gross profit declined primarily due to decreases in treatment and disposal volumes and margins and the lack of new stabilization system contracts.

     Selling, general and administrative expenses decreased $3 million due primarily to the effects of the 1996 reorganization discussed in the next paragraph.

     Unusual items,  net. In 1996 unusual items included $4.4 million of charges
     -------------------
for the Company's 1996 reorganization, which was initiated to improve productivity and reduce costs. The reorganization consisted principally of consolidating the Company's headquarters functions in a single location. The Company's corporate headquarters in Stamford, Connecticut and the Technologies segment's headquarters in Horsham, Pennsylvania were closed and their activities moved to the IMS headquarters building, also in Horsham. As a result of the reorganization, approximately 50 positions were eliminated, mostly in the Technologies segment. Cost savings of $4.3 million were realized during the year and ongoing annual savings were expected to approximate $5 million. In 1996 unusual items also included charges of $1.2 million to settle the last disputed matter from the Company's 1993 restructuring and $.8 million of additional closure costs for waste disposal sites that have been inactive since before the Company's 1988 acquisition of IU International. Partially offsetting these charges is a $.9 million credit from reducing estimated liabilities remaining from the Company's 1988 acquisition of IU International. After related income tax benefits, the 1996 unusual items increased the net loss from continuing operations by approximately $3.6 million or $.09 per share.

     During 1995 the Company favorably resolved a number of liabilities resulting from its 1988 IU International acquisition, primarily liabilities for insurance matters. The benefit of these developments was partially offset by additional charges for other matters arising from the same acquisition. The net credit to income in 1995 amounted to $3.6 million. The Company also increased its estimate of costs to complete its 1993 restructuring by $.2 million and incurred $1 million of termination costs for additional headcount reductions during 1995. After related income tax expense of $3.5 million, these items reduced net income by approximately $1 million or $.02 per share.

     Interest expense increased $4.7 million for the year due to higher average debt levels, primarily to finance the retirement of Class G preferred stock and also due to the Alexander acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise primarily from the funding of its capital expenditures, its Technologies segment's trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

     The Company expects 1998 capital expenditures of $25 to $30 million, primarily for equipment replacements, new services, development of additional landfill capacity and improvements to waste treatment facilities. Scheduled debt repayments amount to $5.8 million in 1998 (excluding $8 million of revolving credit borrowings repaid in January 1998).

     Technologies landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. These payments totaled $1.5 million in 1997. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to amount to approximately $2 million 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

     The consolidated balance sheet reflects negative working capital of $.8 million at December 31, 1997, due to including in current liabilities $8 million of revolving credit borrowings because they were repaid in January 1998.

     Upon the sale of IMSAMET, the Company applied the net proceeds to pay down bank borrowings and reduced the amount of its bank credit facility to $65 million of revolving credit borrowing and letter of credit capacity. In September 1997, the Company issued $50 million of 9-3/4% Senior Notes due 2003, Series B, having substantially the same terms as the Company's existing $220 million of 9-3/4% Senior Notes due 2003. Most of the net proceeds were used to pay off the outstanding balance on the Company's bank credit facility that had been incurred to finance capital expenditures. In conjunction with this transaction, the borrowing capacity under the bank credit facility was reduced to $50 million, declining 12.5% in each of January 1999 and 2000. The facility terminates in January 2001. As of December 31, 1997, $8 million of revolving credit borrowings (repaid in January 1998) and $6.6 million of standby letters of credit were outstanding.

     Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements through the term of the credit facility.

     Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such violations and fines have not had, and are not expected to have, a material impact on the Company's business. It is possible that the future imposition of additional environmental compliance requirements could have a material adverse effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. See Note O, in which environmental compliance is discussed.

YEAR 2000

     Within the last two years, the Company has purchased new software packages for most of its computer systems and is currently purchasing and implementing new software for the rest. By early 1999, all the Company's software will either be designed to accommodate the "year 2000" transition or upgraded through routine software releases from reliable software suppliers. Related costs are not expected to be significant.

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

                                    PART III


ITEM 10.  Directors and Executive Officers of the Company.

     Reference is made to the information set forth under the headings (i) "Election of Class C Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1997 and (ii) "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11.  Executive Compensation.

     Reference is made to the information set forth under the heading "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1997, which information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     Reference is made to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1997, which information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

     Reference is made to the information set forth under the heading "Certain Transactions" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1997, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents Filed as Part of this Report.
          --------------------------------------

     (1)  Financial Statements.
          --------------------

     The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 1997 and 1996

     Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995

     Consolidated Statements  of   Stockholders'  Equity  for  the  Years  Ended
     December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

     (3)   Exhibits.
           ---------

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

     3.5 - By-Law Amendment Adopted March 26, 1997 By Unanimous Written Consent of the Board of Directors, Effective June 19, 1997 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-
            1363)).

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

     4.5 - Second Supplemental Indenture, dated as of September 24, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363).

     4.6 - Indenture, dated as of September 30, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003, Series B, including the form of such Notes attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363).

     4.7 - Registration Rights Agreement, dated as of September 30, 1997, among the Company and Morgan Stanley Dean Witter, Jeffries & Company, Inc. and NationsBanc Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form
           10-Q  for  the  fiscal  quarter ended September 30, 1997 (File No. 1-
           1363)

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

    4.11 - First Amendment, dated as of May 15, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-1363)).

    4.12 - Second Amendment, dated as of December 23, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-1363)).

    4.13 - Third Amendment, dated effective as of June 30, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties hereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-1363)).

    4.14 - Fourth Amendment, dated as of September 23, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363)).

   4.15*- Fifth Amendment, dated as of March 5, 1998, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent.

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

  10.10 - Supplemental Executive Retirement Plan of the Company, effective January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

  10.11 - Employment Agreement, dated November 5, 1996, between the Company and Aarne Anderson (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

  10.12 - Employment Agreement, dated November 5, 1996, between the Company and William B. Davis (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

  10.13 - Employment Agreement, dated November 5, 1996, between the Company and James C. Hull (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363))

  10.14 - Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363)).

  10.15 - Amendment No. 1, dated as of January 21, 1997, to Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363))

  21.1* - Subsidiaries of the Company

  23.1* - Consent of Ernst & Young LLP

     (b) Reports on Form 8-K.
         -------------------

     During the last quarter of the fiscal year ended December 31, 1997, the Company filed no Current Reports on Form 8-K.


* Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998
                                                  ENVIROSOURCE, INC.



                                                  By: /s/ LOUIS A. GUZZETTI, JR.
                                                      --------------------------
                                                      Louis A. Guzzetti, Jr.
                                                      President and Chief
                                                      Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 1998.

Signature                                       Title

/s/ LOUIS A. GUZZETTI, JR.                      President and Chief Executive
--------------------------
Louis A. Guzzetti, Jr.                          Officer (Principal Executive
                                                Officer) and Director

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

/s/ ROBERT N. GURNITZ                           Director
---------------------
Robert N. Gurnitz

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


/s/ JOHN M. ROTH                                Director
----------------
John M. Roth

/s/ J. FREDERICK SIMMONS                        Director
------------------------
J. Frederick Simmons

REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
EnviroSource, Inc.



We have audited the accompanying consolidated balance sheets of EnviroSource, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroSource, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, in 1997 the Company changed its method of accounting for systems development costs.


                                                       /s/Ernst & Young LLP



Stamford, Connecticut
February 13, 1998

                               ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                  December 31,
                                                  ------------
                                               1997          1996
                                               ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                  $  9,942     $  9,678
  Accounts receivable, less allowance for
    doubtful accounts of $701 in 1997 and
    $1,220 in 1996                             33,260       31,550
  Net current assets of discontinued
    IMSAMET operations                                      34,864
  Net deferred income taxes                     2,755       15,200
  Other current assets                          3,966        4,686
                                             --------     --------
          Total current assets                 49,923       95,978

Property, plant and equipment:
  Land and improvements                         1,184          887
  Landfill development                         27,993       29,701
  Buildings and improvements                   24,824       25,501
  Machinery and equipment                     234,359      214,768
                                             --------     --------
                                              288,360      270,857
  Less allowance for depreciation            (144,978)    (128,392)
                                             --------     --------
                                              143,382      142,465

Goodwill, less amortization                   132,766      138,635
Closure trust funds and deferred charges,
  less amortization                            33,810       34,139
Landfill permits, less amortization            23,849       23,064
Net deferred income taxes                      12,582       10,800
Debt issuance costs, less amortization         10,130        8,442
Other assets                                    6,860        6,386
                                             --------      -------
                                             $413,302     $459,909
                                             ========     ========

See notes to consolidated financial statements.

                               ENVIROSOURCE, INC.
                   CONSOLIDATED BALANCE SHEETS - continued
                             (Dollars in thousands)


                                                    December 31,
                                                    ------------
                                                1997           1996
                                                ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $  12,194       $  9,302
  Salaries, wages and related benefits           7,173          7,253
  Insurance obligations                          5,789          6,187
  Estimated reorganization and
    restructuring costs                            963          2,207
  Other current liabilities                     10,797         15,287
  Current portion of debt                       13,786         64,504
                                             ---------       --------
          Total current liabilities             50,702        104,740

Long term debt:
  9-3/4% Senior Notes due 2003                 270,000        220,000
  Other long term debt                          11,614         48,424

Other liabilities                               40,775         47,688

Stockholders' equity:
  Common stock, par value $.05 per share,
    shares authorized - 60,000,000, shares
    issued and outstanding - 40,713,765
    in 1997 and 40,351,446 in 1996               2,036          2,018
  Capital in excess of par value               174,194        173,472
  Accumulated deficit                         (134,132)      (134,631)
  Stock purchase loans receivable from
          officers                                (663)          (810)
  Canadian translation adjustment               (1,224)          (992)
                                              --------       --------
          Total stockholders' equity            40,211         39,057
                                              --------       --------
                                              $413,302       $459,909
                                              ========       ========


See notes to consolidated financial statements

                               ENVIROSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)


                                             Years Ended December 31,
                                             ------------------------

                                         1997          1996            1995
                                         ====          ====            ====

Revenues                               $227,678      $212,789        $223,722

Cost of revenues                        180,123       165,278         163,070
Selling, general and
  administrative expenses                25,264        23,165          26,163
Unusual items, net                        1,300         5,471          (2,624)
                                       --------      --------        --------
Operating income                         20,991        18,875          37,113

Interest income                           1,223         1,356           1,133
Interest expense                        (29,308)      (28,187)        (23,483)
                                       --------      --------        --------
(Loss) income from continuing
  operations before income taxes         (7,094)       (7,956)         14,763

Income tax (expense) benefit:
  Current                                (1,399)       (1,134)         (1,262)
  Deferred                                   31         4,400          (3,946)
                                       --------      --------        --------
                                         (1,368)        3,266          (5,208)
                                       --------      --------        --------
(Loss) income from
  continuing operations                  (8,462)       (4,690)          9,555

Income from discontinued
  IMSAMET operations, after taxes         9,600           399             949
                                       --------      --------        --------
Income (loss) before extraordinary
  loss and cumulative effect of
  accounting change                       1,138        (4,291)         10,504

Extraordinary debt extinguishment
  loss                                                                   (806)

Cumulative effect of accounting
  change                                   (639)
                                       --------      --------        --------
Net income (loss)                           499        (4,291)          9,698

Preferred stock dividend
  requirements, reduced by
  retirement gain of $250 in 1996                        (151)         (1,739)
                                       --------      --------        --------
Income (loss) applicable to
  common shares and equivalents        $    499      $ (4,442)       $  7,959
                                       ========      ========        ========

Income (loss) per share:
  Continuing operations                 $  (.21)     $   (.12)        $   .19
  Discontinued operations                   .24           .01             .03
  Extraordinary loss                                                     (.02)
  Cumulative effect of
    accounting change                      (.02)
                                        -------      --------         -------
  Net income (loss)                     $   .01      $   (.11)        $   .20
                                        =======      ========         =======

Weighted average common (and in
  1995 equivalent) shares                40,533        40,443          40,527

See notes to consolidated financial statements.

                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                             Capital in                      Stock      Canadian
                                   Common     Excess of     Accumulated     Purchase   Translation
                                   Stock      Par Value       Deficit        Loans     Adjustment     Total
                                   -----      ---------       -------        -----     ----------     -----

Balance January 1, 1995          $ 2,005       $162,573      $(138,148)     $(840)       $(1,069)   $ 24,521
  Common stock issued
    (100,485 shares)                   5              7                                                   12
  Net income                                                     9,698                                 9,698
  Preferred stock dividends
    and accretion                                               (1,739)                               (1,739)
  Translation adjustment                                                                     112         112
                                 -------       --------      ---------      -----        -------    --------
BALANCE DECEMBER 31, 1995          2,010        162,580       (130,189)      (840)          (957)     32,604

  Common stock issued
    (157,202 shares)                   8            192                                                  200
  Deferred income tax benefit                    10,700                                               10,700
  Net loss                                                      (4,291)                               (4,291)
  Preferred stock dividends
    and accretion                                                 (401)                                 (401)
  Preferred stock retirement
    gain                                                           250                                   250
  Loan repayment                                                               30                         30
  Translation adjustment                                                                     (35)        (35)
                                 -------       --------      ---------      -----        -------     --------
BALANCE DECEMBER 31, 1996          2,018        173,472       (134,631)      (810)          (992)     39,057

  Common stock issued
    (362,319 shares)                  18            722                                                  740
  Net income                                                       499                                   499
  Loan repayment                                                              147                        147
  Translation adjustment                                                                    (232)       (232)
                                 -------       --------      ---------      -----        -------    --------
Balance December 31, 1997        $ 2,036       $174,194      $(134,132)     $(663)       $(1,224)   $ 40,211
                                 =======       ========      =========      ======       =======    ========

See notes to consolidated financial statements.

                               ENVIROSOURCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                    Years Ended December 31,
                                                    ------------------------

                                                 1997          1996      1995
                                                 ----          ----      ----
OPERATING ACTIVITIES
Income (loss) before extraordinary loss and
  cumulative effect of accounting change      $ 1,138      $ (4,291)   $10,504
Adjustments to reconcile income (loss)
  to cash provided by operating activities:
    Deferred income taxes                      11,969        (4,400)     4,346
    Gain from sale of IMSAMET                 (21,600)
    Depreciation                               26,492        26,261     24,545
    Amortization                               11,029         9,715      9,071
    Unusual items, net of payments               (628)        1,766     (6,816)
    Changes in working capital                   (271)       (2,562)       368
    Other, net                                  2,394         1,674       (113)
                                              -------        ------    -------
Cash provided by operating activities          30,523        28,163     41,905
                                              -------        ------    -------
INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                   (29,354)      (21,883)   (32,560)
  Proceeds from dispositions                      883         2,930        383
Net proceeds from sale of IMSAMET              56,464
Purchase of Alexander Mill Services, Inc.
  (net of cash acquired)                                     (5,953)
Landfill permit additions and closure
  expenditures                                 (4,044)       (3,186)    (1,125)
Closure trust fund payments                    (1,515)       (1,530)    (9,087)
Ongoing cash flows related to
  IU International acquisition                (10,808)       (1,901)    (9,600)
Other                                          (1,117)         (798)    (2,299)
                                              -------        ------     ------
Cash provided (used) by investing
  activities                                   10,509       (32,321)   (54,288)
                                              -------        ------     ------
FINANCING ACTIVITIES
Debt issuance                                  82,000        60,000     75,188
Debt repayment                               (119,528)      (21,372)   (60,173)
Debt issuance costs                            (3,240)         (102)    (2,624)
Retirement of preferred stock                               (33,242)       (42)
Sale of common stock                                            185         12
                                              -------        ------     ------
Cash provided (used) by financing
  activities                                  (40,768)        5,469     12,361
                                              -------        ------     ------
CASH AND CASH EQUIVALENTS
  Increase (decrease) during year                 264         1,311        (22)
  Beginning of year                             9,678         8,367      8,389
                                              -------        ------     ------
  End of year                                 $ 9,942      $  9,678    $ 8,367
                                              =======       =======    =======

See notes to consolidated financial statements.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- ACCOUNTING POLICIES

Principles of consolidation:  The consolidated  financial statements include the
---------------------------
accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts reported in prior years have been reclassified for comparative purposes.

Use  of  estimates:   Preparing   financial   statements   in   accordance  with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents: Cash equivalents are highly liquid investments with maturities
----------------
of three months or less when acquired.

Property,  plant and equipment: Property, plant and equipment is stated at cost.
------------------------------
Depreciation is computed by the straight-line method based on the following lives: buildings and improvements -- 10 to 30 years and machinery and equipment
 -- 3 to 25 years. Landfill development costs are depreciated based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity.

Landfill  permits:   Costs  to  acquire   and   maintain  landfill  permits  are
-----------------
deferred and amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Accumulated amortization was $16.7 million and $14.6 million at December 31, 1997 and 1996.

Closure trust funds and deferred charges:   Idaho  landfill  closure  costs  and
----------------------------------------
post-closure obligations (accrued as liabilities in the balance sheet) are secured by a trust fund invested in U.S. government and government agency securities. These investments, totaling $14.3 million and $12.8 million at December 31, 1997 and 1996, are classified as "available-for-sale," have maturities of one month to ten years and are carried at market value. Interest income and realized gains and losses are recognized in earnings. Excess funds, if any, will revert to the Company.

Ohio landfill trust fund balances represent deferred charges that are amortized as part of closure costs. These trusts (also invested in U.S. government and government agency securities) will fund the latter stages of closure activity and all post-closure activity in perpetuity. Excess funds, if any, revert to the State of Ohio; accordingly, no interest income is recognized. Accumulated amortization was $14 million and $12.1 million at December 31, 1997 and 1996.

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


NOTE A -- ACCOUNTING POLICIES - continued

Closure  costs:   The   estimated   costs  of  future  closure and  post-closure
--------------
monitoring and maintenance of landfills are amortized or accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Closure costs are similar to landfill development costs, but are generally incurred for aboveground construction. Closure cost accruals of $10.1 million and $8.8 million are included in other long-term liabilities at December 31, 1997 and 1996.

Goodwill:   The   excess  of   purchase   price over fair value of net assets of
--------
acquired businesses is recorded as an asset and amortized using the straight-line method over periods of 15 to 40 years. Accumulated amortization was $48.8 million and $44 million at December 31, 1997 and 1996. Most of the goodwill is identified with the Company's excellent reputation and long-term relationships within the steel industry. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on anticipated cash flows over the remaining amortization period, the carrying value of the goodwill will be reduced based on the discounted present value of the anticipated cash flows.

Revenues:   Most  of  the   Company's   revenues are  recognized as services are
--------
provided. Revenues of $8 million in 1995 were from long-term contracts to design, supply and construct "wet scrubber sludge" stabilization systems for electric utilities. Revenues from such contracts were recognized using the percentage-of-completion method, with progress toward completion measured in labor hours. Such contracts were segmented between "design and supply" and "construction," and a separate profit margin was recognized for each segment.

Accounting  Change:  Pursuant to Emerging Issues Task Force (EITF) Issue No. 97-
-----------------
-13, the Company changed its accounting policy for systems development costs. Previously, substantially all direct costs relating to systems development were capitalized, including certain consulting costs to select software. Under EITF Issue No. 97-13, such costs must be expensed as incurred, so the unamortized balance of these costs totaling $639,000 as of September 30, 1997 was written off as a cumulative accounting change in the fourth quarter.

Earnings per share:  In 1997,  the  Financial Accounting Standards Board  (FASB)
------------------
issued Statement No. 128, Earnings per Share. Statement 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average number of shares outstanding during the period, excluding any dilutive effects of options and warrants. Diluted earnings per share includes the effects of common stock equivalents outstanding during the period and is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods are presented in conformity with Statement 128 requirements.

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


NOTE A -- ACCOUNTING POLICIES - continued

Basic and diluted earnings per share amounts were the same in 1997 and 1996 because there is no dilution when there is a loss from continuing operations. Basic and diluted earnings per share amounts were identical in 1995 because the dilutive effects of options and warrants were minimal.

Stock-based  compensation  plans:  The  Company  follows  Accounting  Principles
--------------------------------
Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and discloses the fair value of options granted and pro forma earnings as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

New FASB  Statements:  In  June  1997,  the  FASB  issued  Statement   No.  130,
--------------------
"Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Further, in February 1998, the FASB issued statement No. 132, "Pension and Other Postretirement Disclosures." The new statements are effective in 1998. The Company is in the process of evaluating the disclosure requirements of the new statements, the adoption of which will have minimal impact on the Company's financial statements.

NOTE B -- UNUSUAL ITEMS, NET

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

1996 -   During   1996  the   Company   reduced  its  estimates  of  liabilities
----
remaining from the IU International acquisition by $.9 million and recorded $.8 million of additional closure costs for waste disposal sites that have been inactive since before the Company's 1988 acquisition of IU International. The Company also settled the last disputed matter from its 1993 restructuring, which resulted in an additional charge of $1.2 million for a terminated recycling unit. Additionally, the Company provided $4.4 million (including $2 million for severance costs, $1.3 million for costs of vacated offices and abandoned assets and $1.1 million for other costs) for its 1996 reorganization, which was initiated to improve productivity and reduce costs. The reorganization consisted principally of consolidating all of the Company's headquarters functions in a single location. The Company's corporate headquarters in Stamford, Connecticut and the Technologies segment's headquarters in Horsham, Pennsylvania were closed and their activities moved to the IMS headquarters building, also in Horsham. As a result, approximately 50 positions were eliminated, mostly in the Technologies segment. In addition to severance and related costs, a liability was recorded

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


NOTE B -- UNUSUAL ITEMS, NET - continued

for occupancy expenses related to vacated facilities and abandoned assets were written off. During 1996 $5.1 million of such costs (including $2.2 million of severance costs, $1.3 million of costs related to terminated recycling activities, $1 million of costs for vacated offices and abandoned assets and $.6 million of other costs) were charged against the liability, leaving a balance of $3.4 million for remaining costs. After related income tax benefits of $1.9 million, the 1996 unusual items increased the net loss by approximately $3.6 million or $.09 per share.

1997 - During 1997, $1.9 million  (including $.7 million of severance costs, $.4
----
million of vacated office costs, $.4 million of terminated recycling activity costs and $.4 million of other costs) of costs were charged against restructuring and reorganization liabilities, leaving a balance of $1.5 million at December 31, 1997. Also during 1997, $1.3 million of unusual charges were recorded for costs to satisfy regulatory requirements at waste disposal sites that have been inactive since before the Company's 1988 acquisition of IU International and to vacate another office. Costs totaling $2.5 million were charged against these and other unusual item liabilities, leaving a balance for remaining costs of $1.5 million at December 31, 1997. After related income tax benefits, the 1997 unusual charges reduced net income by approximately $.8 million or $.02 per share.

NOTE C -- INCOME TAXES

The components of income tax benefit (expense) attributable to continuing operations are as follows (in thousands)


                                           1997        1996          1995
                                           ----        ----          ----
Current:
  State                                $ (1,170)    $  (916)     $ (1,001)
  Canadian                                 (229)       (218)         (261)
                                       --------     -------      --------
                                         (1,399)     (1,134)       (1,262)

Deferred:
  Federal                                    31       4,400        (3,946)
                                       --------     -------      --------
                                       $ (1,368)    $ 3,266      $ (5,208)
                                       ========     =======      ========

Canadian income before income taxes amounted to $.7 million in 1997 and $.6 million in 1996 and 1995.

Income tax benefit (expense) varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):


                                          1997        1996          1995
                                          ----        ----          ----

Benefit (expense) of pre-tax
  (loss) income from continuing
  operations at statutory rate         $  2,483     $ 2,785      $ (5,167)
Goodwill amortization                    (1,692)     (1,718)       (1,733)
Effect of (increasing) reducing
  deferred tax valuation allowance       (1,454)      3,100         2,253
Effect of state and Canadian
  income taxes                             (761)       (595)         (683)
Other                                        56        (306)          122
                                       --------     -------      --------
                                       $ (1,368)    $ 3,266      $ (5,208)
                                       ========     =======      ========

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


NOTE C -- INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                              1997         1996
                                                              ----         ----

Deferred tax assets:
  Net operating loss carryforwards                        $ 85,643     $ 87,993
  Capital loss carryforwards                                   248        4,564
  Allowance for a doubtful receivable and insurance
    accruals that would result in capital losses                 -        5,018
  Other insurance accruals                                   2,937        2,810
  Reorganization and restructuring accrual                     655        1,280
  Pension and other postretirement benefits accruals         4,331        5,095
  Closure cost accruals                                      3,655        3,332
  Other accruals                                             6,842        6,473
                                                          --------     --------
          Total deferred tax assets                        104,311      116,565
  Valuation allowance                                      (70,554)     (69,100)
                                                          --------     --------

          Net deferred tax assets                           33,757       47,465

Deferred tax liabilities:
  Tax over book depreciation plus IU International
    acquisition purchase price allocation to
    property, plant, and equipment                          (8,817)     (10,870)
  Tax over book post-closure deductions                     (5,710)      (6,288)
  Tax over book landfill permit amortization                (3,893)      (4,012)
  Other                                                                    (295)
                                                          --------     ---------
          Total deferred tax liabilities                   (18,420)     (21,465)
                                                          --------     ---------
          Net deferred taxes                              $ 15,337     $ 26,000
                                                          ========     ========

The Company recognized $26 million of net deferred tax assets in the balance sheet in the fourth quarter of 1996. Of that amount, $12 million was realized when the Company utilized income tax loss carryforwards and other deferred tax assets to eliminate income tax payments on the January 1997 gain from selling its IMSAMET subsidiary (Note D). The balance of $14 million from 1996 and an additional net benefit of $1.3 million in 1997 was recognized because the Company has determined that it is more likely than not that it will earn sufficient taxable income during the next several years to realize at least that much tax benefit from utilizing net operating loss carryforwards and other deferred tax assets to reduce income taxes that otherwise would be payable in cash.

Virtually the entire $1.3 million 1997 income tax benefit was credited to goodwill (because the related deferred tax assets arose from IU International acquisition obligations - Note G). However, the valuation allowance increased by a net $1.5 million because the deferred tax benefit applicable to continuing operations for the year was more than offset by the reversal of a portion of the valuation allowance that was credited to capital in excess of par value in 1996 that is not expected to be realized (discussed in the next paragraph).

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

NOTE C -- INCOME TAXES - continued

The $26 million 1996 income tax benefit (recognized by reducing the valuation allowance) was credited as follows: $4.4 million reduced the loss from continuing operations; $10.9 million was credited to goodwill (because the related deferred tax assets arose from IU International acquisition obligations); and $10.7 million increased capital in excess of par value
(because the related deferred tax assets arose from net operating loss carryforwards that originated prior to the Company's 1983 reorganization). The valuation allowance was reduced by an additional $29.3 million, primarily due to the expiration of some of the net operating loss carryforwards that originated prior to the Company's 1983 reorganization.

In 1995 the valuation allowance was reduced by $6.6 million, of which $2.3 million was credited to reduce income tax expense and the balance was credited to reduce goodwill (because the related deferred tax assets arose from IU International acquisition obligations), resulting in deferred income tax expense.

The Company continues to carry a sizable valuation allowance against the remainder of its deferred tax assets, primarily because $51 million of the $86 million deferred tax asset relates to net operating loss carryforwards that expire in 1998. The balance of the $86 million represents net operating loss carryforwards that for the most part will not expire for six or more years. The deferred tax assets other than carryforwards represent items already reflected in the financial statements that will become available to reduce future income taxes as they become deductible for tax purposes.

Net  operating  loss  carryforwards  totaling  $245  million  expire as follows:
$147 million in 1998, $1 million in 2001, $15 million in 2003, $46 million in 2005, $11 million in 2006, $9 million in 2008, $11 million in 2009, $3 million in 2010, and $2 million in 2011. In 1993 the Company underwent a recapitalization that resulted in an "ownership change" (as defined in the Internal Revenue Code) that could limit the future use of the net operating loss carryforwards that expire through 2006. However, based on a comprehensive study of its overall tax position, the Company does not believe this limitation will affect its ability to utilize its net operating loss carryforwards.

Any additional income tax benefits attributable to net operating loss carryforwards that originated prior to the Company's 1983 reorganization will be credited to capital in excess of par value. Additional income tax benefits attributable to IU International acquisition obligations will be credited to goodwill. Additional income tax benefits attributable to other deferred tax assets will reduce future income tax expense. Subject to limitations discussed in the preceding paragraph and the Company's ability to generate sufficient future taxable income, upon recognition of additional net deferred tax assets, the $70.6 million valuation allowance would be credited as follows: $48.8 million to capital in excess of par value, $8.8 million to goodwill and $13 million to reduce income tax expense.

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


NOTE D -- SALE OF IMSAMET

In January 1997, the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million realizing a pre-tax gain of $19.6 million. In the third quarter, a purchase price adjustment increased the pre-tax gain by $2 million. After deferred income tax charges, the gain amounted to $9.6 million or $.24 per share. The proceeds from the sale were used to repay revolving credit borrowings and expenses related to the transaction. The gain from the sale in 1997 and IMSAMET's 1996 and 1995 results have been classified as discontinued operations.

Summarized results of discontinued operations are as follows (in thousands):

                                             1997        1996        1995
                                             ----        ----        ----
Gain from sale                            $ 21,600    $      -    $      -
Revenues                                         -      37,399      40,962
                                          --------    --------    --------
                                          $ 21,600    $ 37,399    $ 40,962
                                          ========    ========    ========

Income before income taxes                $ 21,600    $    399    $  1,349
Deferred income tax expense                (12,000)          -        (400)
                                          --------    --------    --------
Income from discontinued
  operations                              $  9,600    $    399    $    949
                                          ========    ========    ========

Interest expense of $3.3 million in 1996 and $3.6 million in 1995 was allocated to discontinued operations based on the ratio of the net assets of IMSAMET to consolidated net assets (equal to stockholders' equity plus debt not directly attributable to specific operations).

NOTE E -- ALEXANDER MILL SERVICES ACQUISITION

The Company purchased Alexander Mill Services, Inc. ("AMS"), a metal reclamation company serving the mini-mill sector of the steel industry, in May 1996. The results of AMS' operations are included in the consolidated statements of operations from the acquisition date. Pro forma results of operations, as if this transaction occurred at the beginning of each period, are as follows (in thousands, except per share amounts):

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E -- ALEXANDER MILL SERVICES ACQUISITION - continued


                                                     1996          1995
                                                     ----          ----
                                                        (Unaudited)
Pro forma revenues                                 $217,205      $234,221
Pro forma (loss) income before extraordinary loss    (3,640)       11,101
Pro forma net (loss) income                          (3,640)       10,205
Pro forma net (loss) income per share              $   (.09)     $    .21

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of the respective periods.

The cost of the acquisition was $9 million (including $2.6 million that is payable to the former owner over three and one-half years with interest) plus the assumption of $7.2 million of debt. In allocating the purchase price, $11 million was charged to goodwill.


NOTE F -- DEBT

        Debt is summarized as follows (in thousands):

                                                       1997         1996
                                                       ----         ----
9-3/4% Senior Notes due 2003                         $270,000     $220,000
Bank credit facility                                    8,000       89,000
Industrial revenue bond financings,
        equipment loans and other                      17,400       23,928
                                                     --------     --------
                                                      295,400      332,928
Less current maturities                               (13,786)     (64,504)
                                                     --------     --------
Long-term debt                                       $281,614     $268,424
                                                     ========     ========

At December 31, 1997, required principal payments by year are as follows: $13.8 million in 1998 (including $8 million of revolving credit borrowings repaid in January), $2.2 million in 1999, $.8 million in 2000, $8.6 million in 2002 and $270 million in 2003.

In September 1997, the Company issued $50 million of 9-3/4% Senior Notes due 2003, Series B, having substantially the same terms as the Company's existing $220 million of 9-3/4% Senior Notes due 2003. Most of the net proceeds were used to pay off the outstanding balance on the Company's bank credit facility that had been incurred to finance capital expenditures. All of the Senior Notes (10.5% effective rate including amortization of issuance costs) are redeemable, in whole or in part, at the Company's option after June 15, 1998 at 104.9% of principal amount, declining to 100% by June 15, 2001. Upon a change in control (as defined), the Company must offer to purchase the Senior Notes at 101% of principal amount. The Senior Notes indenture contains restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

NOTE F -- DEBT - continued

In December 1995, the Company entered into a $100 million, five-year bank credit facility. This resulted in an extraordinary debt extinguishment loss of $.8 million, consisting of the unamortized issuance costs of the previous bank credit agreement. Upon the sale of IMSAMET in January 1997 (Note D), the Company applied the net proceeds to repay bank facility borrowings and reduced the amount of the facility to $65 million of revolving credit borrowing and letter of credit capacity. In conjunction with the issuance of the Senior Notes in September 1997, the amount of the facility was reduced to $50 million. The amount of revolving credit borrowing and letter of credit capacity declines by 12.5% in each of January 1999 and 2000. Interest rates, the commitment fee and letter of credit fees are based on a pricing ratio (as defined). Interest on borrowings is at the bank's prime rate plus from .25% to 1.25% (8.5% plus 1.25% at December 31, 1997) or at Eurodollar rates plus from 1.5% to 2.5% (approximately 5.91% plus 2.5% at December 31, 1997). The commitment fee is currently .5% per annum on the unutilized portion of the facility.

Outstanding  letter of credit fees are currently  2.75% per annum.  The facility
(1) is secured by accounts receivable, the Company's investments in stock and intercompany notes of its subsidiaries, and a majority of the Company's property, plant and equipment, (2) prohibits the payment of cash dividends, and
(3) contains covenants that require the Company to meet certain financial ratios and tests. The facility terminates in January 2001. At December 31, 1997, $6.6 million of standby letters of credit were outstanding under the facility
(approximately $4.6 million secures liabilities already reflected in the consolidated balance sheet).

Industrial revenue bond financings of $8.6 million carry a weighted average effective interest rate of 9.3%. Equipment loans and other debt carry a weighted average effective interest rate of 10%.

NOTE G -- IU INTERNATIONAL OBLIGATIONS

The Company has certain ongoing obligations resulting from the 1988 acquisition of IU International that are unrelated to current operations. Current liabilities include acquisition obligations of $3 million at December 31, 1997 and $6.8 million at December 31, 1996. These amounts represent ongoing obligations for insurance, employee benefits and other matters. Payments on such obligations amounted to $10.8 million in 1997, $1.9 million in 1996 and $9.6 million in 1995. The Company paid $6.9 million of the 1997 amount and issued 362,319 shares of common stock valued at $.7 million to resolve an employee benefit dispute related to the IU International acquisition for the amount previously recorded in the financial statements.

Non-current other liabilities includes IU International acquisition obligations of $21 million at December 31, 1997 and $28.5 million at December 31, 1996 for insurance, employee benefits and income tax matters.

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


NOTE H -- STOCKHOLDERS' EQUITY

A total of 3,150,535 shares of the Company's common stock have been reserved for stock options (Note I). Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

In 1995 warrants to purchase 695,652 shares of the Company's common stock at $4 per share and 200,000 shares at $3.50 per share were exercised using the cashless exercise feature (by the surrender of shares of common stock subject to the warrants), resulting in the issuance of 95,685 shares of the Company's common stock. In 1996, 102,002 shares of common stock were issued upon the cashless exercise of warrants to purchase the Company's common stock at seven cents per share.

An affiliate of Freeman Spogli & Co. owns approximately 47% of the Company's common stock.

The Company is authorized to issue 5.6 million shares of preferred stock, par value $.25 per share, with such terms and conditions as shall be specified by the Company's Board of Directors.


NOTE I -- STOCK OPTIONS

The Company maintains plans that provide incentive stock options and non-qualified stock options to key employees to purchase shares of the Company's common stock. The terms, conditions and numbers of shares are determined by the Compensation and Stock Option Committee of the Board of Directors. Incentive stock options may not be granted at exercise prices less than the fair market value of the stock at the time of grant. Non-qualified stock options may not be granted at exercise prices less than 50% of the fair market value at the time of grant. Options generally vest over three or five year periods. At December 31, 1997, options for 923,820 shares were available for future grants.

In 1995 the Company adopted a stock option plan for outside directors that are not affiliated with Freeman Spogli & Co. Under the plan, on January 1 of each each year each outside director is granted options to purchase 5,000 shares of the Company's common stock at the prior year-end market price. The plan also allows these directors to elect to receive below-market options in lieu of their annual directors' fees. In 1997 and 1996 one director and in 1995 two directors elected to receive such options in lieu of their $15,000 annual directors' fees. All options granted under the plan become exercisable on the following January
1. At December 31, 1997, options for 629,855 shares were available for future grants.

In addition, three outside directors hold options, granted prior to 1995, to purchase 60,000 shares of the Company's common stock at exercise prices equal to the fair market value at the time of grant.

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

NOTE I -- STOCK OPTIONS - continued

Option activity is summarized below:


                                             1997         1996          1995
                                             ----         ----          ----
Shares under option at January 1         1,663,776     1,591,642     1,286,885
Options granted                            106,000       298,509       435,082
Options exercised at average exercise
  prices of $2.80 in 1996 and
  $2.50 in 1995                                          (55,200)       (4,800)
Options expired or cancelled              (172,916)     (171,175)     (125,525)
                                          --------      --------     ---------
Shares under options at December 31      1,596,860     1,663,776     1,591,642
                                         =========     =========     =========

Options exercisable at December 31       1,185,773     1,049,011       886,485
                                         =========     =========     =========


At December 31, 1997, option exercise prices ranged from $1.44 to $8.25 per share and the weighted average was $4.04 per share. These options, with a weighted average remaining contractual life of 5.4 years, expire on various dates from January 1998 through October 2007. During 1997 the weighted average exercise price of options granted was $1.93 per share and of options cancelled was $3.93 per share.

Using the Black-Scholes option pricing model, the estimated per share weighted average fair values of stock options granted were $1.17 during 1997, $2.16 during 1996 and $2.15 during 1995. Assumptions made in determining the estimates of fair value include: risk-free interest rates of 5.5% in 1997, 5.6% in 1996 and 6.4% in 1995, a volatility factor of .48 in 1997 and .46 in 1996 and 1995 and a weighted-average expected life of 8 years for all three years.

Summarized information about stock options outstanding at December 31, 1997 as follows:

                                Weighted-
                                 Average       Weighted-               Weighted-
  Range of      Number of       Remaining       Average    Number of    Average
  Exercise      Options        Contractual      Exercise    Options     Exercise
   Prices      Outstanding        Life           Price    Exercisable     Price
   ------      -----------        ----           -----    -----------     -----

$1.44 to $3.00     335,429     5.9 years         $ 2.38       230,429     $ 2.59
$3.01 to $4.50   1,042,931     6.1                 3.93       736,844       3.99
$4.51 to $8.25     218,500     1.0                 7.10       218,500       7.10
                 ---------                                  ---------
$1.44 to $8.25   1,596,860     5.4                 4.04     1,185,773       4.29
                 =========                                  =========

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except for per share amounts):

                              ENVIROSOURCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


NOTE I -- STOCK OPTIONS - continued


                                             1997         1996           1995
                                             ----         ----           ----
Pro forma net (loss) income               $   213      $ (4,591)       $ 9,509

Pro forma net (loss) income per share     $   .01      $   (.12)       $   .19

Because the Company's options vest over three or five year periods and only options granted in 1995, 1996 and 1997 are reflected in the calculations, the pro forma disclosures are not likely to be representative of future pro forma amounts.

NOTE J -- BUSINESS SEGMENTS

The Company's business segments are: IMS, which provides recycling and other specialized services for the steel industry, and Technologies, which operates hazardous waste disposal landfills and provides waste management and stabilization services for the steel industry, as well as companies in other industries and governmental agencies.

Information by business segment for the three years ended December 31, 1997 is as follows (in thousands):


                                              1997         1996           1995
                                              ----         ----           ----
REVENUES
  IMS                                      $185,587     $180,002       $181,081
  Technologies                               42,091       32,787         42,641
                                           --------     --------       --------
                                           $227,678     $212,789       $223,722
                                           ========     ========       ========

UNUSUAL ITEM (CHARGES) CREDITS, NET
  IMS                                      $     69     $ (1,697)      $   (904)
  Technologies                               (1,491)      (3,252)          (100)
  Corporate headquarters                        122         (522)         3,628
                                           --------     --------       --------
                                           $ (1,300)    $ (5,471)      $  2,624
                                           ========     ========       ========

TOTAL OPERATING INCOME (LOSS)
  IMS                                        26,563     $ 31,971       $ 38,456
  Technologies                               (1,664)      (8,012)         1,511
  Corporate headquarters                     (3,908)      (5,084)        (2,854)
                                           --------     --------       --------
                                           $ 20,991     $ 18,875       $ 37,113
                                           ========     ========       ========

INDENTIFIABLE ASSETS
  IMS                                      $252,584     $252,958       $258,691
  Technologies                              131,231      130,683        136,516
  Corporate headquarters                     29,487       41,404         13,142
                                           --------     --------       --------
                                            413,302      425,045        408,349
  Discontinued operations                         -       34,864         36,087
                                           --------     --------       --------
                                           $413,302     $459,909       $444,436
                                           ========     ========       ========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J -- BUSINESS SEGMENTS - continued


                                        1997          1996          1995
                                        ----          ----          ----
DEPRECIATION AND AMORTIZATION
  IMS                                 $ 25,925      $ 24,045     $ 21,972
  Technologies                          10,807         7,569        7,286
  Corporate headquarters                   789         1,398        1,333
                                      --------      --------     --------
                                        37,521        33,012       30,591
  Discontinued operations                    -         2,964        3,025
                                      --------      --------     --------
                                      $ 37,521      $ 35,976     $ 33,616
                                      ========      ========     ========
CAPITAL EXPENDITURES
  IMS                                 $ 21,002      $ 16,227     $ 23,939
  Technologies                           8,342         4,761        6,345
  Corporate headquarters                    10             5           81
                                      --------      --------     --------
                                        29,354        20,993       30,365
  Discontinued operations                    -           890        2,195
                                      --------      --------     --------
                                      $ 29,354      $ 21,883     $ 32,560
                                      ========      ========     ========

Corporate headquarters expenses and assets support both segments but are not directly associated with either. Corporate assets consist principally of cash and cash equivalents, net deferred tax assets and unamortized debt issuance costs.

Revenues of approximately $46.2 million in 1997, $43.1 million in 1996 and $43.9 million in 1995 were from USX Corporation, the Company's largest steel industry customer. Accounts receivable due from USX Corporation totaled $4.2 million at December 31, 1997. At December 31, 1997, $26.3 million of consolidated accounts receivable result from services performed for domestic steel industry customers. IMS customers and operations are located throughout the United States and Canada. Technologies landfills are in Idaho and Ohio. Foreign operations are not significant.

The following table sets forth the percentage of total revenue contributed by each class of services during the three years ended December 31, 1997:


                                           1997          1996          1995
                                           ----          ----          ----
Industrial recycling                       67.8%         70.5%         66.7%

Specialized services                       13.7%         14.1%         14.2%

Waste stabilization and disposal           18.5%         15.2%         15.5%

Stabilization system design,
  supply and construction                                  .2%          3.6%
                                          ------        -----         -----
                                          100.0%        100.0%        100.0%
                                          =====         =====         =====

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Net periodic pension cost for defined benefit plans includes the following (in thousands):


                                           1997          1996          1995
                                           ----          ----          ----

Service cost-benefits earned
  during the period                       $  700        $  763        $  787
Interest cost on projected
  benefit obligations                      1,533         1,386         1,393
Actual gain on plan assets                (4,248)       (2,576)       (2,860)
Net amortization and deferral              2,558         1,066         1,341
                                          ------         -----         -----
Net periodic pension costs                $  543        $  639        $  661
                                          ======        ======        ======

The funded status, calculated principally using measurement dates of October 31, 1997 and 1996, and the liability accrued in the consolidated balance sheet for defined benefit plans are as shown below (in thousands):


                                                1997          1996
                                                ----          ----
Actuarial present value of benefit
  obligations:
    Vested                                   $ 21,385      $ 19,070
                                             ========      ========
    Accumulated                              $ 21,395      $ 19,081
                                             ========      ========
    Projected                                $ 21,585      $ 19,205
Plan assets at fair value                      21,766        19,183
                                             --------      --------
Projected benefit obligations (less than)
  in excess of plan assets                       (181)           22
Unrecognized net income (loss)                    362          (391)
Prior service gain not yet recognized in
  net periodic pension cost                     3,477         3,985
Other                                             256           168
                                             --------      --------
Pension liability                            $  3,914      $  3,784
                                             ========      ========

The actuarial present value of projected benefit obligations was determined using discount rates of 7.25% in 1997 and 7.75% in 1996. The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5% in both years.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K -- RETIREMENT PLANS - continued

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $1.7 million in 1997, $1.8 million in 1996 and $1.6 million in 1995.

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multiemployer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multiemployer pension plans. Costs for multiemployer pension plans amounted to $1.8 million in 1997, $1.6 million in 1996 and $1.7 million in 1995.

The Company also has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. The actuarially computed cost for these plans was $.4 million in 1997 and $.5 million in 1996 and 1995. The Company funds postretirement benefits on a "pay-as-you-go" basis.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Costs for these plans amounted to $2 million in 1997, $1.6 million in 1996 and $1.7 million in 1995.

The Company incurred postretirement benefit obligations in connection with the IU International acquisition (Note G). Other long-term liabilities include $4.6 million of such obligations at December 31, 1997 and $4.8 million at December 31, 1996 based on a discount rate of 7.25%. Future cost increases in health care benefits are assumed to be 11% in 1997, decreasing 1% per year to 5% to 2002 and remaining at that level thereafter. Increasing these rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $.3 million and would not have had a material impact on the cost for 1997.

NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION

Amortization in the consolidated statement of cash flows includes amortization of goodwill, landfill permits and deferred charges related to landfill closure together with non-cash interest costs. Changes in working capital include the following (in thousands):


                                        1997          1996          1995
                                        ----          ----          ----
Accounts receivable                  $ (2,000)     $  4,971       $ 7,221
Other current assets                      425         1,611          (549)
Accounts payable and other
  current liabilities                   1,304        (9,144)       (6,304)
                                     --------      --------       -------
Cash provided (used)                 $   (271)     $ (2,562)      $   368
                                     ========      ========       =======

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION - continued

Closure trust fund payments include the following activity (in thousands):


                                        1997          1996          1995
                                        ----          ----          ----
Purchases of investments             $ (1,654)     $ (8,105)    $ (17,643)
Sales of investments                      139         6,575         8,556
                                     --------      --------     ---------
Cash used                            $ (1,515)     $ (1,530)    $  (9,087)
                                     ========      ========     =========

Ongoing net cash flows related to the IU International acquisition are principally payments of non-recurring pre-acquisition obligations.

The Company paid interest of $28.8 million in 1997, $28.9 million in 1996 and $26.3 million in 1995, excluding capitalized interest of $.2 million in 1995.

The Company paid income taxes, net of refunds, of $1.1 million in 1997, $.8 million in 1996 and $1.2 million in 1995.

NOTE M -- FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments carried in the Company's consolidated balance sheet are as follows (in thousands):


                                             1997                    1996
                                             ----                    ----
                                    Carrying       Fair     Carrying     Fair
                                     Amounts      Values     Amounts     Value
                                     -------      ------     -------     -----
Long-term debt                       $281,614    $286,339   $268,424    $255,224
Other non-current assets
        and stock purchase loans        1,441       1,326      1,797       1,671

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

NOTE N -- RELATED PARTY TRANSACTIONS

In January 1989, loans were made to certain executive officers to purchase common stock of the Company. The loans, as amended, bear interest at 6% and are due in April 1998. Each year half of the annual interest is payable in cash and half is added to the outstanding principal balance. The loans require payment in full within 30 days of termination and provide for forgiveness in the event of the employee's death. As of December 31, 1997, stock purchase loans due from officers totaled $663,000 and accrued interest receivable totaled $223,000.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N -- RELATED PARTY TRANSACTIONS - continued

In April 1986, the Company made a loan to an executive officer having the same terms, as amended, as the stock purchase loans. As of December 31, 1997, this loan and accrued interest totaled $509,000.

NOTE O -- COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for non-cancelable operating leases as of December 31, 1997 amount to $8.2 million in 1998, $6.3 million in 1999, $3.7 million in 2000, $2.3 million in 2001, $1.8 million in 2002 and $2.1 million thereafter. Operating leases are primarily for machinery and equipment. Rental expense was $10.2 million in 1997 and 1995 and $10.1 million in 1996.

At December 31, 1997, the Company had made commitments to spend $13.4 million for equipment additions and improvements to waste treatment facilities. To secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures, the Company must make payments into closure trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to amount to approximately $2 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

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

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE P -- SELECTED  QUARTERLY  FINANCIAL DATA (UNAUDITED)
(In thousands,  except per share amounts)


                              Fourth        Third         Second        First
                              Quarter       Quarter       Quarter      Quarter
                              -------       -------       -------      -------
1997
Revenues                      $ 58,701      $ 57,149      $ 57,231     $ 54,597
Gross profit                    11,976        11,538        13,222       10,819
Unusual charges                   (800)         (500)            -            -
Operating income                 4,473         5,613         6,837        4,068

Income (loss):
  Continuing operations         (3,274)       (3,857)            7       (1,338)
  Discontinued operations            -         1,300             -        8,300
  Cumulative effect of change
    in accounting                 (639)            -             -            -
Net income (loss)               (3,913)       (2,557)            7        6,962

Income (loss) per share:
  Continuing operations       $   (.08)     $   (.09)     $      -      $  (.03)
  Discontinued operations            -           .03             -          .20
  Cumulative effect of change
    in accounting                 (.02)            -             -            -
                              --------      --------      --------      -------
Net income (loss)             $   (.10)     $   (.06)     $      -      $   .17
                              ========      ========      ========      =======


After deferred income taxes, 1997 unusual charges (Note B) amounted to $.3 million ($.01 per share) in the third quarter and $.5 million ($.01 per share) in the fourth quarter.


                              Fourth         Third         Second      First
                              Quarter        Quarter       Quarter     Quarter
                              -------        -------       -------     -------
1996
Revenues                     $  52,634      $ 54,651      $ 52,546    $  52,958
Gross profit                     9,627        12,337        13,052       12,495
Unusual items, net                 129          (960)       (1,240)      (3,400)
Operating income                 4,098         6,093         6,230        2,454
Income (loss):
  Continuing operations            898        (2,088)       (1,044)      (2,456)
  Discontinued operations         (312)          279           524          (92)
Net income (loss)                  586        (1,809)         (520)      (2,548)

Income (loss) per share:
  Continuing operations       $    .02      $   (.05)      $  (.03)    $   (.07)
  Discontinued operations         (.01)          .01           .02
                              --------      --------       -------     --------
Net income (loss)             $    .01      $   (.04)      $  (.01)    $   (.07)
                              ========      ========       =======     ========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - continued

After deferred income taxes, 1996 unusual items (Note B) affected income (loss) from continuing operations as follows: losses of $2.2 million ($.06 per share) in the first quarter, $.8 million ($.02 per share) in the second quarter and $.9 million ($.02 per share) in the third quarter. Of the $4.4 million deferred income tax benefit (Note C), $1.3 million was applicable to the pre-tax loss for the year and the other $3.1 million represents additional tax benefits in the fourth quarter. If the $1.3 million were allocated among the quarters based on an effective tax rate for the year, the losses from continuing operations would have been as follows: $3.3 million ($.08 per share) in the first quarter, $.8 million ($.02 per share) in the second quarter and $.8 million ($.02 per share) in the third quarter.

Due to rounding, quarterly per share amounts do not necessarily add to the full year amounts.

                         ENVIROSOURCE, INC.                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                 Years ended December 31, 1997, 1996, and 1995
                             (Dollars in thousands)





                                                          Additions
                                                  -------------------------

                                   Balance at     Charged to     Charged to                  Balance at
                                   beginning      costs and      other          Deductions     end of
Description                        of period      expenses       accounts          (A)         period
-----------                        ---------      --------       --------          ---         ------

  1997
  ----

  Allowance for doubtful accounts   $ 1,220       $   158                       $  677         $   701
                                    =======       =======                       ======         =======

  1996
  ----

  Allowance for doubtful accounts   $   729       $   728                       $  237         $ 1,220
                                    =======       =======                       ======         =======

  1995
  ----

  Allowance for doubtful accounts   $   616       $   149                       $   36         $   729
                                    =======       =======                       ======         =======



(A) Amounts written off.

                                  EXHIBIT INDEX




   Number                           Description                           Page

   4.15                Fifth Amendment, dated as of March 5, 1998,     EXHIBIT 1
                       to the Credit Agreement, dated as of December
                       19, 1995, among the Company, International Mill
                       Service, Inc., the Lenders parties thereto, NationsBank, N.A., as Administrative Agent, and
                       Credit Lyonnais as Syndication Agent.

   21.1                Subsidiaries of the Company                     EXHIBIT 2

   23.1                Consent of Ernst & Young LLP                    EXHIBIT 3