Form 10-Q
period 1998-03-31
ENVIROSOURCE INC
filed 1998-05-12
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                         (215) 956-5500
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                  -----   -----

The number of shares outstanding of the Registrant's Common Stock as of the close of business on May 4, 1998 was 40,713,765.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                          1998          1997
                                                      ------------  ------------

ASSETS

Current assets:
     Cash and cash equivalents                          $   7,259     $   9,942
     Accounts receivable, less allowance for
         doubtful accounts of $721 in 1998 and
         $701 in 1997                                      36,666        33,260
     Net deferred income taxes                              2,755         2,755
     Other current assets                                   3,804         3,966
                                                        ---------     ---------
         Total current assets                              50,484        49,923

Property, plant and equipment, at cost                    296,136       288,360
     Less allowance for depreciation                     (151,904)     (144,978)
                                                        ---------     ---------
                                                          144,232       143,382

Goodwill, less amortization                               131,558       132,766
Closure trust funds and deferred charges,
     less amortization                                     33,539        33,810
Landfill permits, less amortization                        23,633        23,849
Net deferred income taxes                                  13,953        12,582
Debt issuance costs, less amortization                      9,756        10,130
Other assets                                                6,802         6,860
                                                        ---------     ---------
                                                        $ 413,957     $ 413,302
                                                        =========     =========

See notes to consolidated financial statements.

                                EnviroSource Inc.
                    CONSOLIDATED BALANCE SHEETS - (continued)
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                          1998          1997
                                                      ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $  13,471     $  12,194
     Salaries, wages and related benefits                   8,098         7,173
     Insurance obligations                                  6,120         5,789
     Estimated reorganization and
         restructuring costs                                  686           963
     Interest                                               8,198         1,417
     Other current liabilities                             10,275         9,380
     Current portion of debt                                7,194        13,786
                                                        ---------     ---------
         Total current liabilities                         54,042        50,702


Long term debt:
     9 3/4% Senior Notes due 2003                         270,000       270,000
     Other long term debt                                  11,203        11,614

Other liabilities                                          40,005        40,775

Stockholders' equity:
     Common  stock,  par  value $.05 per  share,
        shares  authorized -- 60,000,000, shares
        issued and outstanding -
        40,713,765 in 1998 and 1997                         2,036         2,036
     Capital in excess of par value                       174,201       174,194
     Accumulated deficit                                 (135,704)     (134,132)
     Stock purchase loans receivable from
         officers                                            (663)         (663)
     Accumulated other comprehensive income                (1,163)       (1,224)
                                                        ---------     ---------
         Total stockholders' equity                        38,707        40,211
                                                        ---------     ---------
                                                        $ 413,957     $ 413,302
                                                        =========     =========


See notes to condensed consolidated financial statements.

                               EnviroSource, Inc.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                    Three Months Ended March 31,
                                                       1998             1997
                                                    ------------    ------------

Revenues                                             $ 59,579         $ 54,597

Cost of revenues                                       48,218           43,778
Selling, general and
     administrative expenses                            6,672            6,751
                                                     --------         --------
Operating income                                        4,689            4,068

Interest income                                           237              262
Interest expense                                       (7,586)          (7,320)
                                                     --------         --------
Loss before income taxes                               (2,660)          (2,990)

Income tax benefit (expense):
     Current                                             (283)            (338)
     Deferred                                           1,371            1,990
                                                     --------         --------
Loss from continuing operations                        (1,572)          (1,338)

Gain from sale of discontinued
     IMSAMET operations, after taxes                                     8,300
                                                     --------         --------

Net income (loss)                                    $ (1,572)        $  6,962
                                                     ========         ========

Income (loss) per share:
     Continuing operations                           $   (.04)        $   (.03)
     Discontinued operations                                               .20
                                                     --------         --------
     Net income (loss)                               $   (.04)        $    .17
                                                     ========         ========

Weighted average shares                                40,714           40,351



See notes to condensed consolidated financial statements.

                               EnviroSource, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                    Three Months Ended March 31,
                                                        1998            1997
                                                   -------------   -------------

OPERATING ACTIVITIES
Net income (loss)                                     $ (1,572)      $  6,962
Adjustments to reconcile net income (loss)
 to cash provided by operating activities:
         Deferred income taxes                          (1,371)         9,310
         Gain from sale of IMSAMET                                    (19,600)
         Depreciation                                    6,983          6,503
         Amortization                                    3,063          2,666
         Payment of unusual items                         (591)          (853)
         Changes in working capital                      7,122          3,144
         Other                                              90            420
                                                      --------       --------
Cash provided by operating activities                   13,724          8,552

INVESTING ACTIVITIES
Property, plant and equipment:
     Additions                                          (7,818)        (8,684)
     Proceeds from dispositions                            182             50
Net proceeds from sale of IMSAMET                                      54,464
Landfill permit additions and closure
     expenditures                                         (664)          (908)
Closure trust fund payments                               (190)          (184)
Ongoing cash flows related to
     IU International acquisition                         (662)          (486)
Other                                                     (148)          (540)
                                                      --------       --------
Cash used by investing activities                       (9,300)        43,712

FINANCING ACTIVITIES
Debt issuance                                            2,000          6,000
Debt repayment                                          (9,003)       (62,787)
Debt issuance costs                                       (104)
                                                      --------       --------
Cash used by financing activities                       (7,107)       (56,787)
                                                      --------       --------

CASH AND CASH EQUIVALENTS
     Decrease during the period                         (2,683)        (4,523)
     Beginning of year                                   9,942          9,678
                                                      --------        -------
     End of period                                    $  7,259       $  5,155
                                                      ========       ========


See notes to condensed consolidated financial statements.

                               EnviroSource, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet at December 31, 1997 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings Per Share:  Earnings per share amounts for all periods are presented in
------------------
conformity with the requirements of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share.

Basic and diluted earnings per share amounts are the same in 1998 and 1997 because there is no dilution when there is a loss from continuing operations.

Comprehensive  Income: As of January 1, 1998, the Company adopted Statement 130,
---------------------
Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The components of comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:

                                          1998       1997
                                        -------    -------

     Net income (loss)                 $(1,572)   $ 6,962
     Canadian translation adjustment        61        (64)
                                       -------    -------
     Comprehensive income (loss)       $(1,511)   $ 6,898
                                       =======    =======

Accumulated  other  comprehensive   income  consists  of  Canadian   translation
adjustments at March 31, 1998 and December 31, 1997.

                               EnviroSource, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE B -- SALE OF IMSAMET

In January 1997 the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million, realizing a pre-tax gain of $19.6 million. (In the 1997 third quarter, a purchase price adjustment increased the pre-tax gain by $2 million.) After deferred income tax charges, the gain amounted to $8.3 million or $.20 per share for the 1997 first quarter. The proceeds from the sale were used to repay revolving credit borrowings and expenses related to the transaction.

NOTE C -- OTHER INFORMATION

As of March 31, 1998, $6.6 million of standby letters of credit and $2 million of revolving credit borrowings were outstanding under the Company's $50 million bank credit facility.

During the three months ended March 31, 1998 and 1997, the Company paid interest of $.3 million and $2.3 million.

Current income tax expense consists of state and foreign income taxes. In each of the three months ended March 31, 1998 and 1997, the Company made cash income tax payments, net of refunds, of $.3 million.

NOTE D -- COMMITMENTS AND CONTINGENCIES

As of March 31, 1998, the Company is committed to spend $12.7 million for equipment additions and improvements to waste treatment facilities.

At March 31, 1998, the Company was contingently liable for $6.6 million of letters of credit outstanding under its bank credit agreement, including $5 million that secure liabilities already reflected in the condensed consolidated balance sheet.

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

                               EnviroSource, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE D -- COMMITMENTS AND CONTINGENCIES - continued

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------


RESULTS OF OPERATIONS

                                                                  1998
                                 Three months ended          better/(worse)
                                       March 31,               than 1997
                              ------------------------  ------------------------
                                  1998        1997         Amount         %
                              -----------  -----------  -----------  -----------
                                         (Dollars in millions)
REVENUES
     IMS                        $ 49,425    $ 43,978    $  5,447        12.4 %
     Technologies                 10,154      10,619        (465)       (4.4)%
                                --------    --------    --------
                                $ 59,579    $ 54,597    $  4,982         9.1 %
                                ========    ========    ========

GROSS PROFIT
     IMS                        $ 10,373    $  9,519    $    854         9.0 %
     Technologies                    988       1,300        (312)      (24.0)%
                                --------    --------    --------
                                $ 11,361    $ 10,819    $    542         5.0 %
                                ========    ========    ========

OPERATING INCOME (LOSS)
     IMS                        $  6,228    $  5,636    $    592        10.5 %
     Technologies                    (77)        (59)        (18)      (30.5)%
     Corporate headquarters       (1,462)     (1,509)         47         3.1 %
                                --------    --------    --------
                                $  4,689    $  4,068    $    621        15.3 %
                                ========    ========    ========


     IMS revenues increased as compared to the 1997 first quarter. Revenue improvements were due to strong production at most of the segment's steel industry customer mills. Prior year first quarter revenues were adversely affected by a revenue reduction resulting from a strike (settled in mid-August
1997) by a major steel industry customer's employees. Technologies revenues decreased slightly in the 1998 first quarter as compared to the 1997 quarter. While revenues attributable to the processing of electric arc furnace dust (a hazardous waste produced by steel mini-mills) stabilized at the Company's Ohio and Idaho treatment facilities increased $1.2 million, the increase was more than offset by a decline in revenues attributable to other waste streams.

         IMS gross profit increased primarily due to settlement of the strike. Technologies' gross profit decreased due to the decline in revenues and to somewhat higher costs.

         Selling, general and administrative expenses were comparable to the 1997 first quarter. In the 1998 first quarter severance and other costs related to a Company-wide profit improvement program more than offset a reduction in legal fees and expenses attributable to the litigation between the Company and its largest competitor in the electric arc furnace dust processing market, which was concluded in the 1998 quarter.

         Interest expense for the period increased as debt levels were slightly higher in 1998. While the Company paid down $56 million of debt with proceeds from the sale of its IMSAMET subsidiary early in the 1997 first quarter, in September 1997 the Company also issued $50 million of additional 9 3/4% Senior Notes due 2003. The net proceeds from the sale of the Notes were used to repay the remaining balance on the Company's bank credit facility.

         Current  income  tax  expense includes state and Canadian income taxes.

         The Company sold its IMSAMET subsidiary in January 1997 for an after-tax gain of $8.3 million or $.20 per share. (In the 1997 third quarter, a purchase price adjustment increased the pre-tax gain by $2 million.) The gain from the sale in 1997 has been classified as discontinued operations.

         Due to the factors described above, the 1998 net loss was $1 million as compared with 1997 net income of $7 million.

DEFERRED INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax benefit recognized in the 1998 first quarter was determined using the effective federal income tax rate expected for the year. The benefit recorded for the period varies from the amount computed by applying the 35% federal statutory rate primarily due to the amortization of goodwill and the effect of state and Canadian income taxes.

         The Company has determined that it is more likely than not that it will earn enough taxable income to realize the $16.7 million of deferred tax assets in its balance sheet over the next several years. Realization of this amount will require cumulative taxable earnings of approximately $48 million. When the consolidated results of continuing operations for the four most recent fiscal years and current three month period are adjusted by (1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total over $30 million and average $7.1 million annually. On this basis, the Company would realize $16.7 million of deferred tax assets within approximately seven years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $16.7 million of deferred tax assets if, counting only profitable years, it earns $48 million of taxable income during the period ending in 2012, so long as the cumulative amount of such earnings reaches at least $14 million by 2005, $25 million by 2006, $34 million by 2008, $43 million by 2009 and $46 million by 2010.

         In making its determination that it is more likely than not that it will earn enough taxable income to realize $16.7 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the four most recent fiscal years and the first three months of 1997, (2) the reduction in interest expense obtained by applying the IMSAMET net proceeds to reduce debt, (3) ongoing cost savings achieved with its 1996 reorganization, (4) additional cost savings anticipated from a Company-wide profit improvement program commenced in 1998, and (5) profit improvements from treating increased volumes of electric arc furnace dust with its proprietary Super Detox(R) technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and (4) a material decrease in the level of electric arc furnace dust currently treated with the Company's proprietary Super Detox(R) technology.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, the Technologies segment's trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

         The Company expects 1998 capital expenditures of $25 to $30 million, primarily for equipment replacements, new services, development of additional landfill capacity and improvements to waste treatment facilities. Through March 31, 1998, the Company spent $7.8 million for capital additions and is committed for an additional $12.7 million.

         Technologies' landfill permits require the Company to fund closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments are expected to be approximately $2 million in 1998, including the reinvestment of Idaho trust fund earnings that the Company includes in interest income. Thereafter, such payments are not expected to exceed the reinvestment of trust fund earnings, based on current requirements.

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

                           PART II - OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

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

3.5 - By-Laws Amendment Adopted March 26, 1997 By Unanimous Written Consent of the Board of Directors, Effective June 19, 1997 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1- 1363)).

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

4.8 - Registration Rights Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P., The IBM Retirement Plan Trust Fund and Enso Partners, L.P.(incorporated herein by reference to Exhibit 4.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

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

4.15 - Fifth Amendment, dated as of March 5, 1998, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-1363)).

10.1 -  Restated  Incentive  Stock  Option  Plan  of  the  Company,  as  amended
        (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

10.2*- Promissory Note of Louis A. Guzzetti, Jr., dated March 31, 1998, payable to the Company, amending and replacing the Promissory Note dated March 31, 1993.

10.3*- Promissory Notes of Aarne Anderson, George E. Fuehrer and Mr. Guzzetti, dated as of March 31, 1998, payable to the Company, amending and replacing the Promissory Notes dated April 1, 1993.

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

10.15 - Amendment No. 1, dated as of January 21, 1997, to Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc.(incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363)).


* Filed Herewith

         b)       Reports on Form 8-K.
                  -------------------

                  During the quarter ended March 31, 1998, the Company filed no current reports on Form 8-K.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 1998


                                       ENVIROSOURCE, INC.



                                       By:/s/James C. Hull
                                          ----------------------------------
                                          Vice President and Chief Financial
                                          Officer

                                  EXHIBIT INDEX


Number                               Exhibit                          Page


10.2              Promissory Note of Louis A. Guzzetti, Jr.,        EXHIBIT 1
                  dated March 31, 1998, payable to the
                  Company, amending and replacing the
                  Promissory Note dated March 31, 1993.

10.3              Promissory Notes of Aarne Anderson, George        EXHIBIT 2
                  E. Fuehrer and Mr. Guzzetti, dated as of March 31, 1998, payable to the Company, amending and replacing the Promissory Notes dated April 1, 1993.