Form 10-Q
period 1998-06-30
ENVIROSOURCE INC
filed 1998-08-14
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock as of the close of business on August 7, 1998 was 5,813,394.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                               Envirosource, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                               June 30,      December 31,
                                                 1998            1997
                                             ------------    ------------
                                             (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                   $   5,864       $   9,942
  Accounts receivable, less allowance for
    doubtful accounts of $669 in 1998 and
    $701 in 1997                                 44,162          33,260
  Net deferred income taxes                       2,755           2,755
  Other current assets                            3,571           3,966
                                             ------------    ------------
    Total current assets                         56,352          49,923

Property, plant and equipment, at cost          298,933         288,360
  Less allowance for depreciation              (153,233)       (144,978)
                                             ------------    ------------
                                                145,700         143,382

Goodwill, less amortization                     130,349         132,766
Closure trust funds and deferred charges,
  less amortization                              33,293          33,810
Landfill permits, less amortization              23,559          23,849
Net deferred income taxes                        15,550          12,582
Debt issuance costs, less amortization            8,890          10,130
Other assets                                      7,072           6,860
                                             ------------    ------------
                                              $ 420,765       $ 413,302
                                             ============    ============











See notes to condensed consolidated financial statements.

                                Envirosource Inc.
                    CONSOLIDATED BALANCE SHEETS - (continued)
                             (Dollars in thousands)

                                               June 30,      December 31,
                                                 1998            1997
                                             ------------    ------------
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  14,435       $  12,194
  Salaries, wages and related benefits            7,658           7,173
  Insurance obligations                           6,198           5,789
  Estimated reorganization and
    restructuring costs                             620             963
  Interest                                        1,447           1,417
  Other current liabilities                       9,954           9,380
  Current portion of debt                         8,216          13,786
                                             ------------    ------------
    Total current liabilities                    48,528          50,702


Long term debt:
  9 3/4% Senior Notes due 2003                  270,000         270,000
  Other long term debt                           25,340          11,614

Other liabilities                                39,187          40,775

Stockholders' equity:
  Common  stock,  par  value  $.05  per  share,
    shares   authorized  - 20,000,000, shares
    issued and outstanding -
    5,813,394 in 1998 and 5,816,252 in 1997         291           2,036
  Capital in excess of par value                175,954         174,194
  Accumulated deficit                          (136,591)       (134,132)
  Stock purchase loans receivable from
    officers                                       (633)           (663)
  Accumulated other comprehensive income         (1,311)         (1,224)
                                             ------------    ------------
    Total stockholders' equity                   37,710          40,211
                                             ------------    ------------
                                              $ 420,765       $ 413,302
                                             ============    ============




See notes to condensed consolidated financial statements.

                               Envirosource, Inc.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                 Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                              ------------------------  ------------------------
                                 1998         1997         1998         1997
                              -----------  -----------  -----------  -----------

Revenues                      $  62,963    $  57,231    $ 122,542    $ 111,828

Cost of revenues                 48,532       44,009       96,750       87,787
Selling, general and
  administrative expenses         5,867        6,385       12,128       13,136
Unusual charges                   3,489                     3,900
                              -----------  -----------  -----------  -----------
Operating income                  5,075        6,837        9,764       10,905


Interest income                     282          238          519          500
Interest expense                 (7,521)      (7,097)     (15,107)     (14,417)
                              -----------  -----------  -----------  -----------
Loss before income taxes         (2,164)         (22)      (4,824)      (3,012)

Income tax benefit (expense):
  Current                          (320)        (374)        (603)        (712)
  Deferred                        1,597          403        2,968        2,393
                              -----------  -----------  -----------  -----------

Income (loss) from continuing      (887)           7       (2,459)      (1,331)
  operations

Gain from sale of discontinued
  IMSAMET operations, after
  taxes                                                                  8,300
                              -----------  -----------  -----------  -----------

Net income (loss)             $    (887)   $       7    $  (2,459)   $   6,969
                              ===========  ===========  ===========  ===========

Income (loss) per share:
  Continuing operations       $    (.15)   $       -    $    (.42)   $    (.23)
  Discontinued operations             -            -            -         1.44
                              -----------  -----------  -----------  -----------
  Net income (loss)           $    (.15)   $       -    $    (.42)   $    1.21
                              ===========  ===========  ===========  ===========

Weighted average shares           5,816        5,764        5,816        5,764




See notes to condensed consolidated financial statements.

                               Envirosource, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                              Six Months Ended June 30,
                                                1998             1997
                                            ------------     ------------

OPERATING ACTIVITIES
Net (loss) income                            $  (2,459)       $   6,969
Adjustments to reconcile net (loss) income
  to cash provided by operating activities:
    Deferred income taxes                       (2,968)           8,907
    Gain from sale of IMSAMET                                   (19,600)
    Depreciation                                14,111           12,974
    Amortization                                 6,179            5,469
    Unusual charges, net of payments             2,307           (1,222)
    Changes in working capital                  (7,576)            (826)
    Other                                        1,046              913
                                            ------------     ------------
Cash provided by operating activities           10,640           13,584

INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                    (19,685)         (14,742)
  Proceeds from dispositions                       857              149
Net proceeds from sale of IMSAMET                                54,464
Landfill permit additions and closure
  expenditures                                  (1,564)          (1,631)
Closure trust fund payments                       (413)            (332)
Ongoing cash flows related to
  IU International acquisition                  (1,515)          (2,402)
Other                                             (554)            (832)
                                            ------------     ------------
Cash (used) provided by investing activities   (22,874)          34,674

FINANCING ACTIVITIES
Debt issuance                                   28,000           17,000
Debt repayment                                 (19,844)         (66,337)
Other                                                                (8)
                                            ------------     ------------
Cash provided (used) by financing activities     8,156          (49,345)
                                            ------------     ------------

CASH AND CASH EQUIVALENTS
  Decrease during the period                    (4,078)          (1,087)
  Beginning of year                              9,942            9,678
                                            ------------     ------------
  End of period                              $   5,864        $   8,591
                                            ============     ============


See notes to condensed consolidated financial statements.

                               Envirosource, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges discussed in Note B) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet at December 31, 1997 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings Per Share:  Basic and diluted  earnings per share  amounts are the same
------------------
in 1998 and 1997 because there is no dilution when there is a loss from continuing operations.

In June 1998 the Company completed a 1-for-7 reverse stock split. Numbers of shares and per share amounts have been restated for all periods presented.

Comprehensive  Income:  As of January 1, 1998, the Company adopted Statement
---------------------
130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The components of comprehensive income for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                               ------------------------  -----------------------
                                 1998         1997         1998         1997
                               -----------  -----------  -----------  ----------

Net income (loss)               $   (887)    $      7     $ (2,459)    $  6,969
Canadian translation adjustment     (148)          18          (87)         (46)
                               -----------  -----------  -----------  ----------
Comprehensive income (loss)     $ (1,035)    $     25     $ (2,546)    $  6,923
                               ===========  ===========  ===========  ==========

Accumulated  other  comprehensive   income  consists  of  Canadian   translation
adjustments at June 30, 1998 and December 31, 1997.

NOTE B - UNUSUAL CHARGES

The Company initiated a profit improvement program in the first quarter of 1998. Program costs incurred during the three month period ended June 30, 1998 totaled $3.5 million and consist of $2.4 to write down excess equipment to its net realizable value, $.9 million of program consulting fees and expenses and $.2 million of severance costs. Costs incurred during the six month period ended June 30, 1998 totaled $3.9 million and consist of $2.3 million related to excess equipment, $1.1 million of program consulting and $.5 million of severance.

NOTE C - DISCONTINUED OPERATIONS

In January 1997 the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million, realizing a pre-tax gain of $19.6 million. (In the 1997 third quarter, a purchase price adjustment increased the pre-tax gain by $2 million.) After deferred income tax charges, the gain amounted to $8.3 million or $1.44 per share for the first six months of 1997. The proceeds from the sale were used to repay revolving credit borrowings and expenses related to the transaction.

NOTE D -- OTHER INFORMATION

As of June 30, 1998, $5.7 million of standby letters of credit and $21 million of revolving credit borrowings were outstanding under the Company's $50 million bank credit facility.

During the six months ended June 30, 1998 and 1997, the Company paid interest of $14.2 million and $14.6 million.

Current income tax expense consists of state and foreign income taxes. During the six months ended June 30, 1998 and 1997, the Company made cash income tax payments, net of refunds, of $.8 million and $.7 million.

NOTE E -- COMMITMENTS AND CONTINGENCIES

As of June 30, 1998, the Company is committed to spend $15 million for new operating sites, equipment additions and improvements to waste treatment facilities. Not all of that amount will be spent this year.

At June 30, 1998, the Company was contingently liable for $5.7 million of letters of credit outstanding under its bank credit agreement, including $4.5 million that secure liabilities already reflected in the condensed consolidated balance sheet.

To secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures, the Company must make payments into closure trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments currently are not expected to exceed the reinvestment of Idaho trust fund earnings that the Company includes in interest income.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

                                                                  1998
                                 Three months ended           better/(worse)
                                      June 30,                  than 1997
                              ------------------------  ------------------------
                                 1998         1997         Amount         %
                              -----------  -----------  -----------  -----------
                                        (Dollars in millions)
Revenues
   IMS                        $  49,498    $  46,574    $   2,924        6.3%
   Technologies                  13,465       10,657        2,808       26.3%
                              -----------  -----------  -----------
                              $  62,963    $  57,231    $   5,732       10.0%
                              ===========  ===========  ===========

Gross profit
   IMS                        $  11,360    $  11,775    $    (415)      (3.5%)
   Technologies                   3,071        1,447        1,624      112.2%
                              -----------  -----------  -----------
                              $  14,431    $  13,222    $   1,209        9.1%
                              ===========  ===========  ===========

Operating income (loss)
   IMS                        $   7,320    $   7,790    $    (470)      (6.0%)
   Technologies                   1,878           91        1,787        -
   Corporate headquarters          (634)      (1,044)         410       39.3%
   Unusual charges               (3,489)                   (3,489)       -
                              -----------  -----------  -----------
                              $   5,075    $   6,837    $  (1,762)     (25.8%)
                              ===========  ===========  ===========



         IMS quarterly revenues increased primarily because 1997 second quarter revenues were reduced by the effects of a strike (settled in mid-August 1997) by a major steel industry customer's employees. The revenue increase was partially offset by a revenue decrease attributable to second quarter blast furnace outages at the segment's largest customer. Technologies revenues increased in the 1998 quarter as compared to the 1997. The increase is attributable to processing larger volumes of electric arc furnace dust (a hazardous waste produced by steel mini-mills) and an unusually large cleanup project.

         IMS gross profit decreased due to the blast furnace outages noted above as well as the negative effects of changes in manufacturing practices at several of the segment's most important customers. In addition, significant costs were incurred to repair equipment at a major customer. Technologies' gross profit increased due to processing larger volumes of electric arc furnace dust and the cleanup project noted above.

         Selling, general and administrative expenses decreased as compared to the 1997 second quarter. The decrease was primarily due to a reduction in legal fees and expenses attributable to the litigation between the Company and its largest competitor in the electric arc furnace dust processing market, which was finally concluded in the 1998 first quarter.

         The Company initiated a profit improvement program in the first quarter of 1998. Unusual charges for the 1998 quarter consist of $3.5 million of costs associated with this program, including $2.4 million to write down excess equipment to its net realizable value, $.9 million of program consulting fees and expenses and $.2 million of severance costs.

         Interest expense for the period increased as the overall debt level was higher in 1998. While the Company paid down debt with proceeds from the sale of its IMSAMET subsidiary early in the 1997 first quarter, in September 1997 the Company also issued $50 million of additional 9 3/4% Senior Notes due 2003.

         Current income tax expense includes state and Canadian income taxes.

         Due to the factors described above, the 1998 net loss was $887,000 as compared with 1997 net income of $7,000.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30

                                                                  1998
                                   Six months ended           better/(worse)
                                      June 30,                  than 1997
                              ------------------------  ------------------------
                                 1998         1997         Amount         %
                              -----------  -----------  -----------  -----------
                                        (Dollars in millions)
Revenues
   IMS                        $  98,923    $  90,552    $   8,371        9.2%
   Technologies                  23,619       21,276        2,343       11.0%
                              -----------  -----------  -----------
                              $ 122,542    $ 111,828    $  10,714        9.6%
                              ===========  ===========  ===========

Gross profit
   IMS                        $  21,733    $  21,294    $     439        2.1%
   Technologies                   4,059        2,747        1,312       47.8%
                              -----------  -----------  -----------
                              $  25,792    $  24,041    $   1,751        7.3%
                              ===========  ===========  ===========

Operating income (loss)
   IMS                        $  13,397    $  13,426    $     (29)       (.2%)
   Technologies                   1,801           32        1,769        -
   Corporate headquarters        (1,534)      (2,553)       1,019       39.9%
   Unusual charges               (3,900)                   (3,900)       -
                              -----------  -----------  -----------
                              $   9,764    $  10,905    $  (1,141)     (10.5%)
                              ===========  ===========  ===========


IMS revenues increased as compared to the same period of 1997. Although a majority of the increase was due to the absence of the 1997 strike (settled in mid-August 1997) by a major steel industry customer's employees, revenues also improved due to generally strong production at most of the segment's steel industry customer mills. Technologies revenues increased in the first six months as compared to the same period of 1997. The increase is attributable to processing larger volumes of electric arc furnace dust (a hazardous waste produced by steel mini-mills) and an unusually large cleanup project.

         IMS gross profit increased slightly as compared to the same period of 1997. The gross profit improvement due to the absence of the customer's strike noted above was largely offset by the negative effects of blast furnace outages at the segment's largest customer, changes in manufacturing practices at several important customers and significant costs to repair equipment at a major customer. Technologies' gross profit increased due to processing larger volumes of electric arc furnace dust and the cleanup project noted above.

         Selling, general and administrative expenses for the first six months of 1998 decreased as compared to the same period of 1997. The decrease was primarily due to a reduction in legal fees and expenses attributable to the litigation between the Company and its largest competitor in the electric arc furnace dust processing market, which was finally concluded in the 1998 first quarter.

         The Company initiated a profit improvement program in the first quarter of 1998. Unusual charges for the first six months of 1998 consist of $3.9 million of costs associated with this program, including $2.3 million to write down excess equipment to its net realizable value, $1.1 million of program consulting fees and expenses and $.5 million of severance costs.

         Interest expense for the first six months of 1998 increased as the overall debt level was higher in 1998. While the Company paid down debt with proceeds from the sale of its IMSAMET subsidiary early in the 1997 first quarter, in September 1997 the Company also issued $50 million of additional 9 3/4% Senior Notes due 2003.

         Current income tax expense includes state and Canadian income taxes.

     The Company sold its IMSAMET subsidiary in January 1997 for an after-tax gain of $8.3 million or $1.44 per share. (In the 1997 third quarter, a purchase price adjustment increased the pre-tax gain by $2 million.) The gain from the sale in 1997 has been classified as discontinued operations.

         Due to the factors described above, the 1998 net loss was $2.5 million as compared with 1997 net income of $7 million.

DEFERRED INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax benefit recognized in the first six months of 1998 was determined using the effective federal income tax rate expected for the year. The benefit recorded for the period varies from the amount computed by applying the 35% federal statutory rate primarily due to the amortization of goodwill and the effect of state and Canadian income taxes.

     The Company has determined that it is more likely than not that it will earn enough taxable income to realize the $18 million of deferred tax assets in its balance sheet over the next several years. Realization of this amount will require cumulative taxable earnings of approximately $52 million. When the consolidated results of continuing operations for the four most recent fiscal years and current six month period are adjusted by (1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total approximately $33 million and average $7.3 million annually. On this basis, the Company would realize $18.3 million of deferred tax assets within approximately seven years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $18.3 million of deferred tax assets if, counting only profitable years, it earns $52 million of taxable income during the period ending in 2012, so long as the cumulative amount of such earnings reaches at least $20 million by 2005, $31 million by 2006, $40 million by 2008, $49 million by 2009 and $52 million by 2010.

         In making its determination that it is more likely than not that it will earn enough taxable income to realize $18.3 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the four most recent fiscal years and the first six months of 1998, (2) ongoing cost savings achieved with its 1996 reorganization, (3) additional cost savings anticipated from a Company-wide profit improvement program commenced in 1998, and (4) profit improvements from treating increased volumes of electric arc furnace dust with its proprietary Super Detox(R) technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and (4) a material decrease in the level of electric arc furnace dust currently treated with the Company's proprietary Super Detox(R) technology.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, the Technologies segment's trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

         The Company  expects 1998 capital  expenditures  of  approximately  $30 million, primarily for new IMS operating sites, equipment replacements, new services, development of additional landfill capacity and improvements to waste treatment facilities. Through June 30, 1998, the Company spent $19.7 million for capital additions and is committed for an additional $15 million, not all of which will be spent this year.

         Technologies' landfill permits require the Company to fund closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such payments currently are not expected to exceed the reinvestment of Idaho trust fund earnings that the Company includes in interest income.

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

YEAR 2000

         Within the last two and one-half years, the Company has purchased new software packages for most of its computer systems and is currently purchasing and implementing new software for the rest. By early 1999, all the Company's software will either be designed to accommodate the "year 2000" transition or upgraded through routine software releases from reliable software suppliers. Related costs are not expected to be significant.

SAFE HARBOR STATEMENT

         Some of the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These statements are based on current expectations that involve a number of risks and uncertainties which could cause actual results to differ materially from those projected. These forward-looking statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the financial statements contained therein which include information describing factors that could cause actual results to differ materially from those projected in such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 4.  Matters Submitted To A Vote Of Security Holders.
         ------------------------------------------------

                  The Company's Annual Meeting of Stockholders was held at 10:00 a.m. on June 18, 1998. At such meeting, the following proposals were adopted by the margins indicated (all numbers of shares are stated without adjustment for the one-for-seven reverse stock split of the outstanding shares of the Company's Common Stock that became effective at the close of business on June 22, 1998):

         a. To elect three members of Class C of the Board of Directors. The tabulation of the votes cast with respect to each such director is as follows:

                            Raymond P.     Robert N.      Ronald P.
                             Caldiero       Gurnitz        Spogli
                           -----------    -----------    -----------

For                         33,404,033     33,430,434     33,430,601
Against                              0              0              0
Withheld                     1,444,463      1,418,062      1,417,895
Abstain                              0              0              0
Broker
  Non-Vote                           0              0              0

         b. To authorize and approve amendments to the Company's certificate of incorporation in order to: (i) effect a one-for-seven reverse stock split with respect to the outstanding shares of the Company's Common Stock; (ii) change the number of authorized shares of the Company's Common Stock; and (iii) change the Company's name to make the "S" lower case. The votes cast with respect to this item were as follows: 33,362,719 for; 1,470,023 against; 15,754 abstain; 0 broker non-votes.

         c. To ratify and approve the selection of Ernst & Young LLP as the Company's independent public accountant for the fiscal year ending December 31, 1998. The votes cast with respect to this item were as follows: 34,752,226 for; 63,264 against; 33,006 abstain; 0 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)      Exhibits.

3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix A (pages A-1 to A-3) to the Company's Proxy Statement filed April 29, 1996, in respect of its 1996 Annual Meeting of Stockholders
               (File No. 1-1363)).

3.2 - Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Page 2 to the Company's Proxy Statement filed April 30, 1997, in respect of its 1997 Annual Meeting of Stockholders (File No. 1-1363)).

3.3 - Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Pages 13 and 14 of the Company's Proxy Statement filed April 30, 1998, in respect of its 1998 Annual Meeting of Stockholders (File No. 1-1363)).

3.4 - By-Laws of the Company (incorporated herein by reference to Exhibit C (pages C-1 to C-9) to the Company's Proxy Statement filed April 24, 1987, in respect of its 1987 Annual Meeting of Stockholders (File No. 1-1363)).

3.5 - Amendment to the By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-1363)).

3.6 - By-Laws Amendment Adopted March 26, 1997 By Unanimous Written Consent of the Board of Directors, Effective June 19, 1997 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1- 1363)).

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

4.4 - First Supplemental Indenture, dated as of November 2, 1995, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003(incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

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

4.7 - Registration Rights Agreement, dated as of September 30, 1997, among the Company and Morgan Stanley Dean Witter, Jeffries & Company, Inc. and NationsBanc Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363)

4.8 - Registration Rights Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P., The IBM Retirement Plan Trust Fund and Enso Partners, L.P. (incorporated herein by reference to Exhibit 4.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

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

4.15 - Fifth Amendment, dated as of March 5, 1998, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit
               4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 (File No. 1-1363)).

10.1 - Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

10.2 - Promissory Note of Louis A. Guzzetti, Jr., dated March 31, 1998, payable to the Company, amending and replacing the Promissory Note dated March 31, 1993 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1363)).

10.3 -         Promissory Notes of Aarne Anderson, George E. Fuehrer and Mr.
               Guzzetti, dated as of March 31, 1998, payable to the Company, amending and replacing the Promissory Notes dated April 1, 1993 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1363)).

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

10.15 - Amendment No. 1, dated as of January 21, 1997, to Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 21, 1997(File No. 1-1363))


* Filed Herewith

         b)       Reports on Form 8-K.
                  --------------------

                  During the quarter ended June 30, 1998, the Company filed no current reports on Form 8-K.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998


                                     ENVIROSOURCE, INC.



                                 By: /s/James C. Hull
                                     --------------------
                                     Vice President and
                                     Chief Financial Officer