Form 10-Q
period 1998-09-30
ENVIROSOURCE INC
filed 1998-11-13
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                 (215) 956-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                  ------   --

The number of shares outstanding of the Registrant's Common Stock as of the close of business on November 6, 1998 was 5,813,394.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
        --------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)




                                                         September 30,               December 31,
                                                              1998                       1997
                                                           ---------                  ---------
                                                          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                               $   2,334                   $   9,942
 Accounts receivable, less allowance for
   doubtful accounts of $701 in 1998 and
   $881 in 1997                                             39,140                      33,260
 Net deferred income taxes                                   2,755                       2,755
 Other current assets                                        3,751                       3,966
                                                         ---------                   ---------
     Total current assets                                   47,980                      49,923

Property, plant and equipment, at cost                     302,519                     288,360
  Less allowance for depreciation                         (155,502)                   (144,978)
                                                         ---------                   ---------
                                                           147,017                     143,382

Goodwill, less amortization                                129,140                     132,766
Closure trust funds and deferred charges,
  less amortization                                         33,190                      33,810
Landfill permits, less amortization                         22,939                      23,849
Net deferred income taxes                                   12,582                      12,582
Debt issuance costs, less amortization                       8,472                      10,130
Other assets                                                 7,340                       6,860
                                                         ---------                   ---------
                                                         $ 408,660                   $ 413,302
                                                         =========                   =========











See notes to condensed consolidated financial statements.


                                Envirosource Inc.
               CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                             (Dollars in thousands)


                                                      September 30,               December 31,
                                                           1998                        1997
                                                   --------------------       --------------------
                                                       (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                     $  11,478                   $  12,194
    Salaries, wages and related benefits                     8,755                       7,173
    Insurance obligations                                    5,098                       5,789
    Estimated reorganization and
      restructuring costs                                      534                         963
    Interest                                                 8,264                       1,417
    Other current liabilities                                8,903                       9,380
    Current portion of debt                                  5,037                      13,786
                                                         ---------                   ---------
         Total current liabilities                          48,069                      50,702


  Long term debt:
    9 3/4% Senior Notes due 2003                           270,000                     270,000
    Other long term debt                                    17,982                      11,614

  Other liabilities                                         39,399                      40,775

  Stockholders' equity:
    Common stock, par value $.05 per share,
      shares authorized - 20,000,000, shares
      issued and outstanding - 5,813,394
      in 1998 and 5,816,252 in 1997                            291                       2,036
    Capital in excess of par value                         175,961                     174,194
    Accumulated deficit                                   (140,850)                   (134,132)
    Stock purchase loans receivable from
      officers                                                (633)                       (663)
    Accumulated other comprehensive income                  (1,559)                     (1,224)
                                                         ---------                   ---------
      Total stockholders' equity                            33,210                      40,211
                                                         ---------                   ---------
                                                         $ 408,660                   $ 413,302
                                                         =========                   =========




See notes to condensed consolidated financial statements.


                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                    Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                            ------------------------------------   ----------------------------------
                                                    1998           1997              1998                 1997

                                            ---------------      ---------------   --------------     ---------------

   Revenues                                       $ 57,710       $ 57,149          $180,252              $168,977

   Cost of revenues                                 45,766         45,611           142,516               133,398
   Selling, general and
     administrative expenses                         5,124          5,425            17,252                18,561
   Unusual charges                                     526            500             4,426                   500
                                                  --------       --------          --------              --------
   Operating income                                  6,294          5,613            16,058                16,518


   Interest income                                     376            315               895                   815
   Interest expense                                 (7,683)        (7,346)          (22,790)              (21,763)
                                                  --------       --------          --------              --------
   Loss before income taxes                         (1,013)        (1,418)           (5,837)               (4,430)

   Income tax benefit (expense):
     Current                                          (278)          (330)             (881)               (1,042)
     Deferred                                       (2,968)        (2,109)               -                    284
                                                  --------       --------          --------              --------

   Loss from continuing
     operations                                     (4,259)        (3,857)           (6,718)               (5,188)

   Gain from sale of discontinued
     IMSAMET operations, after
     taxes                                                          1,300                                   9,600
                                                  --------       --------          --------              --------
   Net income (loss)                              $ (4,259)      $ (2,557)         $ (6,718)             $  4,412
                                                  ========       ========          ========              ========

   Income (loss) per share:
     Continuing operations                        $   (.73)      $  (.66)          $  (1.16)             $   (.90)
     Discontinued operations                            -            .22                 -                   1.66
                                                  --------       --------          --------              --------
     Net income (loss)                            $   (.73)      $  (.44)          $  (1.16)             $    .76
                                                  ========       =======           ========              ========

Weighted average shares                              5,813         5,813              5,813                 5,779





See notes to condensed consolidated financial statements.


                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                              -------------------------------
                                                     1998           1997
                                                ------------     ------------

   OPERATING ACTIVITIES
   Net (loss) income                             $  (6,718)    $   4,412
   Adjustments to reconcile net (loss) income
     to cash provided by operating activities:
        Deferred income taxes                                     11,716
        Gain from sale of IMSAMET                                (21,600)
        Depreciation                                20,922        19,558
        Amortization                                 9,339         8,167
        Unusual charges, net of payments             1,793        (1,248)
        Changes in working capital                      69         4,158
        Other                                        1,261         1,198
                                                 ---------     ---------
   Cash provided by operating activities            26,666        26,361

   INVESTING ACTIVITIES
   Net proceeds from sale of IMSAMET                              56,464
   Property, plant and equipment:
     Additions                                     (28,459)      (21,551)
     Proceeds from dispositions                      1,326           424
   Landfill permit additions and closure
     expenditures                                   (1,582)       (2,790)
   Closure trust fund payments                        (904)         (572)
   Ongoing net cash flows related to
     IU International acquisition                   (1,722)      (10,258)
   Other                                              (552)       (1,309)
                                                 ---------     ---------
   Cash (used) provided by investing activities    (31,893)       20,408

   FINANCING ACTIVITIES
   Debt issuance                                    46,000        73,000
   Debt repayment                                  (48,381)     (117,364)
   Debt issuance costs                                            (3,215)
                                                 ---------     ---------
   Cash used by financing activities                (2,381)      (47,579)

   CASH AND CASH EQUIVALENTS
     Decrease during the period                     (7,608)         (810)
     Beginning of year                               9,942         9,678
                                                 ---------     ---------
     End of period                               $   2,334     $   8,868
                                                 =========     =========


See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges discussed in Note B) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated balance sheet at December 31, 1997 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings Per Share: Basic and diluted earnings per share amounts are the same in
------------------
1998 and 1997 because there is no dilution when there is a loss from continuing operations.

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

The components of comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                      ------------------       -----------------
                                       1998       1997         1998        1997
                                       ----       ----         ----        ----


Net income (loss)                    $(4,259)   $(2,557)     $(6,718)   $ 4,412
Canadian translation adjustment         (248)         1         (335)       (45)
                                     -------    -------      -------    -------
Comprehensive income (loss)          $(4,507)   $(2,556)     $(7,053)   $ 4,367
                                     =======    =======      =======    =======

Accumulated  other  comprehensive   income  consists  of  Canadian   translation
adjustments at September 30, 1998 and December 31, 1997.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE B - UNUSUAL CHARGES

The Company initiated a profit improvement program in the first quarter of 1998. Costs incurred during the three month period ended September 30, 1998 totaled $.5 million and consist primarily of program consulting fees and expenses. Costs incurred during the nine month period ended September 30, 1998 totaled $4.4 million and consist of $2.3 million to write down excess equipment to its net realizable value, $1.6 million of program consulting fees and expenses and $.5 million of employee severance. The 1997 unusual charge of $.5 million provided for the costs to vacate an office.

NOTE C - DISCONTINUED OPERATIONS

In January 1997 the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry, for $58 million, realizing a pre-tax gain of $19.6 million. In the 1997 third quarter, a purchase price adjustment increased the pre-tax gain by $2 million for a total pre-tax gain of $21.6 million. After deferred income tax charges, the 1997 gain amounted to $1.3 million or $.22 per share in the quarter and $9.6 million or $1.66 per share for the nine month period. The proceeds from the sale were used to repay revolving credit borrowings and expenses related to the transaction.

NOTE D - OTHER INFORMATION

As of September 30, 1998, $5.7 million of standby letters of credit and $11 million of revolving credit borrowings were outstanding under the Company's $50 million bank credit facility.

During the nine months ended September 30, 1998 and 1997, the Company paid interest of $14.6 million and $15 million.

Current income tax expense consists of state and foreign income taxes. During the nine months ended September 30, 1998 and 1997, the Company made cash income tax payments, net of refunds, of $1 million and $.9 million.

NOTE E - COMMITMENTS AND CONTINGENCIES

As of September 30, 1998, the Company is committed to spend $9 million for new operating sites, equipment additions and improvements to waste treatment facilities. Not all of that amount will be spent this year.

At September 30, 1998, the Company was contingently liable for $5.7 million of letters of credit outstanding under its bank credit agreement, including $3.9 million that secure liabilities already reflected in the condensed consolidated balance sheet.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -- COMMITMENTS AND CONTINGENCIES (continued)

The Company must maintain closure trust funds to secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, payments into trust funds are not expected to exceed the reinvestment of Idaho trust fund earnings that the Company includes in interest income.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30


                                                                                                1998
                                                Three months ended                         better/(worse)
                                                   September 30,                             than 1997
                                         ---------------------------------------     -------------------------------
                                                 1998                  1997               Amount            %
                                         ---------------         ---------------     --------------- ---------------
                                                              (Dollars in millions)
Revenues
  IMS                                      $ 47,841               $ 46,534          $ 1,307            2.8%
  Technologies                                9,869                 10,615             (746)          (7.0%)
                                           --------               --------          -------
                                           $ 57,710               $ 57,149          $   561            1.0%
                                           ========               ========          =======


Gross profit
  IMS                                      $ 11,623               $ 10,049          $ 1,574           15.7%
  Technologies                                  321                  1,489           (1,168)         (78.4%)
                                           --------               --------          -------
                                           $ 11,944               $ 11,538          $   406            3.5%
                                           ========               ========          =======

Operating income (loss)
  IMS                                      $  7,812               $  6,231          $ 1,581           25.4%
  Technologies                                 (730)                   559           (1,289)             -
  Corporate headquarters headquarters          (262)                  (677)             415           61.3%
  Unusual charges                              (526)                  (500)             (26)          (5.2%)
                                           --------               --------          -------
                                           $  6,294               $  5,613          $   681           12.1%
                                           ========               ========          =======



         IMS quarterly revenues increased primarily because 1997 third quarter revenues were reduced by the effects of a strike (settled in mid-August 1997) by a major steel industry customer's employees. The revenue increase was partially offset by a revenue decrease attributable to an overall steel industry slowdown. Technologies revenues decreased in the 1998 quarter as compared to 1997. While the volume of waste processed increased over the prior year, average prices were lower in 1998 because much of the volume increase was lower-priced cleanup project business and because the market is very competitive.

         IMS gross profit increased due to settlement of the strike and to cost reductions resulting from the Company's profit improvement program. Technologies' gross profit decreased due to processing lower-priced cleanup project business and market conditions noted above.

         Selling, general and administrative expenses decreased as compared to the 1997 third quarter. The decrease was primarily due to cost reductions resulting from the Company's profit improvement program and a reduction in legal fees and expenses attributable to the litigation between the Company and its largest competitor in the electric arc furnace dust processing market, which was finally concluded in the 1998 first quarter.

         The Company initiated a profit improvement program in the first quarter of 1998. Unusual charges for the 1998 third quarter totaling $.5 million consist primarily of program consulting fees and expenses.

         Interest expense for the period increased as the overall debt level was higher in 1998.

         Current income tax expense includes state and Canadian income taxes. Deferred federal income tax expense of $3 million in 1998 and $2.1 million in 1997 (contributing $.51 per share to the quarterly loss in 1998 and $.36 per share to the quarterly loss from continuing operations in 1997) was recorded to eliminate the benefit recognized in the first six months of 1998 and significantly reduce the benefit recognized in the first six months of 1997, due to lower expected earnings in each year.

         The Company sold its IMSAMET subsidiary in January 1997. In the 1997 third quarter, a purchase price adjustment increased the pre-tax gain by $2 million. After a deferred income tax charge, the additional gain amounted to $1.3 million or $.22 per share. The gain from the sale in 1997 has been classified as discontinued operations.

         Due to the factors described above, the net loss was $4.3 million as compared with $2.6 million in 1997.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30

                                                                                                   1998
                                                    Nine months ended                         better/(worse)
                                                     September 30,                               than 1997
                                         ---------------------------------------      ------------------------------
                                                 1998                  1997               Amount              %
                                         -------------------    ----------------      ---------------    -----------
                                                              (Dollars in millions)
Revenues
  IMS                                         $ 146,764              $ 137,086          $  9,678             7.1%
  Technologies                                   33,488                 31,891             1,597             5.0%
                                              ---------              ---------          --------
                                              $ 180,252              $ 168,977          $ 11,275             6.7%
                                              =========              =========          ========

Gross profit
  IMS                                         $  33,356              $  31,343          $  2,013             6.4%
  Technologies                                    4,380                  4,236               144             3.4%
                                              ---------              ---------          --------
                                              $  37,736              $  35,579          $  2,157             6.1%
                                              =========              =========          ========

Operating income (loss)
  IMS                                         $  21,209              $  19,657          $  1,552             7.9%
  Technologies                                    1,071                    591               480            81.2%
  Corporate headquarters headquarters            (1,796)                (3,230)            1,434            44.4%
  Unusual charges                                (4,426)                  (500)           (3,926)             -
                                              ---------              ---------          --------
                                              $  16,058              $  16,518          $   (460)           (2.8%)
                                              =========              =========          ========



IMS revenues increased as compared to the same period of 1997. The majority of the increase was due to the absence of the 1997 strike (settled in mid-August
1997) by a major steel industry customer's employees. Technologies revenues increased in the nine month period of 1998 as compared to the same period of 1997. The increase is attributable to processing larger volumes of electric arc furnace dust (a hazardous waste produced by steel mini-mills) and an unusually large cleanup project in the second quarter.

         IMS gross profit increased as compared to the same period of 1997 due to the absence of the customer's strike noted above and to the Company's profit improvement program. However, these improvements were partially offset by the negative effects of blast furnace outages at the segment's largest customer, changes in manufacturing practices at several important customers and significant costs to repair equipment at a major customer. Technologies' gross profit increased modestly because a major share of that segment's volume increase was lower-priced cleanup project business.

         Selling, general and administrative expenses for the nine month period of 1998 decreased as compared to the same period of 1997. The decrease was primarily due to a reduction in legal fees and expenses attributable to the litigation between the Company and its largest competitor in the electric arc furnace dust processing market, which was finally concluded in the 1998 first quarter, and cost reductions resulting from the Company's profit improvement program.

         The Company initiated a profit improvement program in the first quarter of 1998. Unusual charges for the nine month period of 1998 consist of $4.4 million of costs associated with this program, including $2.3 million to write down excess equipment to its net realizable value, $1.6 million of program consulting fees and expenses and $.5 million of employee severance. The 1997 unusual charge provided for the costs to vacate an office.

         Interest expense for the nine month period of 1998 increased as the overall debt level was higher in 1998. While the Company paid down debt with proceeds from the sale of its IMSAMET subsidiary early in the 1997 first quarter, in September 1997 the Company issued $50 million of additional 9 3/4% Senior Notes due 2003.

         Current income tax expense includes state and Canadian income taxes.

         In 1997 the Company sold its IMSAMET subsidiary for an after-tax gain of $9.6 million or $1.66 per share. The gain from the sale in 1997 has been classified as discontinued operations.

         Due to the factors described above, the 1998 net loss was $6.7 million as compared with 1997 net income of $4.4 million.

DEFERRED INCOME TAXES

         The Company has determined that it is more likely than not that it will earn enough taxable income to realize the $15.3 million of deferred tax assets in its balance sheet over the next several years. Realization of this amount will require cumulative taxable earnings of approximately $44 million. When the consolidated results of continuing operations for the four most recent fiscal years and current nine month period are adjusted by (1) excluding unusual items, and (2) adding back goodwill amortization (which is not deductible for tax purposes), the pre-tax earnings, as adjusted, total approximately $33 million and average $7 million annually. On this basis, the Company would realize $15.3 million of deferred tax assets within approximately six years. On the other hand, because its net operating loss carryforwards expire well into the future, the Company would also realize $15.3 million of deferred tax assets if, counting only profitable years, it earns $44 million of taxable income during the period ending in 2012, so long as the cumulative amount of such earnings reaches at least $11 million by 2005, $22 million by 2006, $31 million by 2008, $40 million by 2009 and $43 million by 2010.

         In making its determination that it is more likely than not that it will earn enough taxable income to realize $15.3 million of net deferred tax assets, the Company considered (1) its cumulative consolidated results of operations for the four most recent fiscal years and the first nine months of 1998, (2) ongoing cost savings achieved with its 1996 reorganization, (3) additional cost savings anticipated from a Company-wide profit improvement program commenced in 1998, and (4) profit improvements from treating increased volumes of electric arc furnace dust with its proprietary Super Detox(R) technology. Factors which could negatively affect this determination would include (1) loss of a major customer or customers, (2) prolonged work stoppages at major customers, (3) a major decline in United States steel industry production, and (4) a material decrease in the level of electric arc furnace dust currently treated with the Company's proprietary Super Detox(R) technology. The recoverability of the deferred tax assets will be reevaluated at year-end, taking into consideration the overall outlook for steel industry production as well as other factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, the Technologies segment's trust fund payments, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

         The Company  expects 1998 capital  expenditures  of  approximately  $35 million, primarily for new IMS operating sites, equipment replacements, new services, development of additional landfill capacity and improvements to waste treatment facilities. Through September 30, 1998, the Company spent $28.5 million for capital additions and is committed for an additional $9 million, not all of which will be spent this year.

         Technologies' landfill permits require the Company to fund closure and post-closure monitoring and maintenance obligations by maintaining essentially non-refundable trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, payments into trust funds are not expected to exceed the reinvestment of Idaho trust fund earnings that the Company includes in interest income.

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

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define applicable years. Computer programs that have date-sensitive software may recognize a date coded "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations that could cause disruptions of operations, including temporary inability to process transactions.

         The Company has completed an assessment of its computer information systems. In the normal course of business, the Company has purchased new software packages for most of its computer systems and is currently purchasing and implementing new software for the rest. By early 1999, all of the Company's software will either be designed or upgraded, through routine software releases from reliable software suppliers, to accommodate the Year 2000 transition. The Company has not incurred and does not anticipate incurring incremental costs for Year 2000 issues relating to its computer information systems since all updates or replacements of such systems shall have occurred in the ordinary course of business.

         The Company is currently assessing its non-information technology systems, including telecommunications and embedded systems. Many of these systems will be upgraded in the ordinary course of business, prior to December 31, 1999, and such upgrades are expected to accommodate the Year 2000. The remaining non-information technology systems will be upgraded or replaced as necessary to be Year 2000 compliant by December 31, 1999. Currently, the Company cannot estimate the costs of compliance for non-information technology systems that would not otherwise be replaced or upgraded in the ordinary course of business.

         The Company is also addressing the Year 2000 activities of its suppliers and customers. The Company intends to contact significant suppliers and customers to determine if they are Year 2000 compliant, and if they are not, to ask when they will be compliant. This information will be used to assess the extent of interruption that could occur in the Company's operations if a supplier or customer were non-compliant. There can be no guarantee that failure to address Year 2000 issues by a third party would not have a material adverse effect on the Company. However, the Company believes that its communications with its suppliers and customers will minimize these risks.

         The Company's Year 2000 program is based on management's best estimates of the Company's requirements. However, there can be no guarantee of the success of the Company's Year 2000 program and actual results could differ materially from the Company's plans. Factors that could impact implementation of this program include, but are not limited to, the availability of trained personnel, the ability to identify and correct all affected applications, and the failure of third parties on which the Company relies to resolve their Year 2000 issues.

         To date, the Company has not made any contingency plans to address Year 2000 risks. Contingency plans will be developed if it appears that the Company or its significant suppliers or customers will not be Year 2000 compliant and such noncompliance can be expected to have a material adverse impact on the Company's operations.

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

                           PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION
           -----------------

In  accordance  with the recent  amendments  to Rule  14a-4 and 14a-5  under the
Securities Exchange Act of 1934, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 17, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority to vote with respect to any stockholder proposal of which the Company does not receive timely notice.

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

4.1 - Indenture, dated as of July 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003, including the form of such Notes attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-1363)).

4.2 - First Supplemental Indenture, dated as of November 2, 1995, between the Companyand United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

4.3 - Second Supplemental Indenture, dated as of September 24, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363).

4.4 - Indenture, dated as of September 30, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003, Series B, including the form of such Notes attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363).

4.5 - Registration Rights Agreement, dated as of September 30, 1997, among the Company and Morgan Stanley Dean Witter, Jeffries & Company, Inc. and NationsBanc Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form
           10-Q  for  the  fiscal  quarter  ended  September  30, 1997 (File No.
           1-1363)

4.6 - Registration Rights Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P., The IBM Retirement Plan Trust Fund and Enso Partners, L.P. (incorporated herein by reference to Exhibit 4.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

4.7 - Loan Agreement, dated as of June 1, 1994, between the Industrial Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request).

4.8 - Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-1363)).

4.9 - First Amendment, dated as of May 15, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as
           Administrative  Agent,  and  Credit  Lyonnais  as  Syndication  Agent
           (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-1363)).

4.10 - Second Amendment, dated as of December 23, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-1363)).

4.11 - Third Amendment, dated effective as of June 30, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties hereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-1363)).

4.12 - Fourth Amendment, dated as of September 23, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363)).

4.13 - Fifth Amendment, dated as of March 5, 1998, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 (File No. 1-1363)).

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

10.15 - Amendment No. 1, dated as of January 21, 1997, to Stock Purchase Agreement, dated November 26, 1996, by and among IMCO Recycling Inc., IMSAMET, Inc. and EnviroSource, Inc.(incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed January 21, 1997 (File No. 1-1363))



    b)     REPORTS ON FORM 8-K.

           During the quarter ended September 30, 1998, the Company filed no current reports on Form 8-K.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998


                                                     ENVIROSOURCE, INC.



                                                     By: /s/James C. Hull
                                                         ----------------
                                                         Vice President and
                                                         Chief Financial Officer