Form 10-K
period 1998-12-31
ENVIROSOURCE INC
filed 1999-03-31
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                             FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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

  Common Stock, par value $.05         Pacific Exchange, Inc.
        per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,021,646 as of March 1, 1999.

The number of shares outstanding of the Registrant's Common Stock as of the close of business on March 1, 1999 was 5,813,394.

                                     PART I

ITEM 1.  Business.

THE COMPANY

         Envirosource, Inc. (the "Company") supplies industrial customers with specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. These services are generally provided pursuant to long-term contracts which enable the Company to integrate its processes with those of its customers. The Company's principal business segments are (a) the IMS segment, which provides slag processing, metal recovery, materials handling, scrap management and a wide range of specialty services, such as scarfing and high speed flame cutting, for the steel industry; and (b) the Technologies segment, which provides hazardous waste treatment, stabilization and disposal services, regulatory assistance and laboratory services for the steel industry and other industrial and governmental customers.

     The Company conducts its operations exclusively through its subsidiaries. International Mill Service, Inc. and its subsidiaries ("IMS") constitute the IMS segment, and Envirosource Technologies, Inc. ("Technologies"), through its Envirosafe and Conversion Systems subsidiaries, constitutes the Technologies segment.

         References herein to the Company include its subsidiaries as well as its Ohio predecessor, NEOAX, Inc., except where the context requires otherwise. "Note" references herein are to Notes to Consolidated Financial Statements appearing elsewhere in this Report.

DEVELOPMENT OF THE COMPANY

     The Company's predecessor was originally incorporated in Ohio in 1915 as White Motor Corporation. Its name was changed to Northeast Ohio Axle, Inc. when it emerged from reorganization proceedings in 1983 and was changed again in 1986 to NEOAX, Inc. ("NEOAX"). In 1987, NEOAX reincorporated in Delaware. In 1989, the Company changed its name to EnviroSource, Inc., and on June 22, 1998, the Company changed its name slightly to Envirosource, Inc.

         Envirosource's present business units originally represented a portion of the operations of IU International Corporation ("IU International"). Early in 1988, the Company acquired IU International with the goal of establishing a substantial operating company centered primarily on the Company's stable and growing steel industry business relationships and prospects. Since 1988, the Company has disposed of all the businesses it had owned prior to the IU International acquisition and virtually all of IU International's operations and assets other than the present IMS and Technologies segments.

         During 1993, the Company completed a comprehensive recapitalization that resulted in an affiliate of Freeman Spogli & Co. ("FS&Co) purchasing a significant amount of the Company's equity securities. As of December 31, 1998, FS&Co held approximately 47% of the outstanding shares of Common Stock of the Company. Also during 1993, the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "1993 Notes"). A significant portion of the proceeds from the sale of the 1993 Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998.

         In 1996, the Company moved its headquarters from Stamford, Connecticut, consolidating the activities of its corporate headquarters, as well as the headquarters for its IMS and Technologies segments, in Horsham, Pennsylvania.

         In 1997, the Company issued $50 million of 9-3/4% Senior Notes Due 2003, Series B, (the "1997 Notes") having substantially the same terms as the Company's 1993 Notes. The Company used substantially all of the net proceeds to repay borrowings under the Company's bank credit facility that had been incurred to finance capital expenditures.

         In the first quarter of 1998, the Company embarked on a profit improvement process entitled "ENSO 2000" that is intended to lower costs and increase revenues significantly. Management believes that most of the benefits from this process will be seen in the years after 1998.

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

         The Company has successfully pursued a strategy of building on its leadership position by offering an expanded range of services that enhance mill productivity and provide IMS with growth opportunities. These services include processing blast furnace iron scrap through an IMS-developed iron crushing process, as well as specialized materials handling. IMS has used rubber-tired carriers at four integrated steel mills to move steel slabs throughout the mill, which is significantly more cost-effective than traditional rail and crane systems. IMS's services also include a proprietary specialized steel slab surface conditioning process (called scarfing) that helps its customers increase product yields and improve product quality, while gaining measurable cost savings. This service is currently provided at seven steel mills.

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

         IMS's  largest  site  is at USX  Corporation's  Gary  Works,  in  Gary,
Indiana, the largest steel mill in the U.S. During the three years ended December 31, 1998, 18 to 20 percent of the Company's consolidated revenues of continuing operations (including revenues attributable to services performed by the Technologies segment) were from USX.

         Competition. Competition in IMS's markets is based primarily on quality
         -----------
of service, reliability, technology and price. In its core steel reclamation business, the Company believes that IMS services customers which account for approximately 30% of total domestic steel production. IMS has one large competitor and a number of smaller competitors, including several newer entrants. The Company believes that IMS's solid market position is based on its reliability, responsiveness to customer needs, reputation and breadth of expertise.

         TECHNOLOGIES

         Technologies, through its Envirosafe and Conversion Systems business units, has been dedicated to the safe, economical treatment and disposal of industrial and hazardous wastes since 1976. Through its Envirosafe subsidiaries, Envirosafe Services of Ohio, Inc. and Envirosafe Services of Idaho, Inc. (collectively, "Envirosafe"), Technologies owns major commercial hazardous waste treatment and disposal facilities in Ohio and Idaho. Envirosafe services some of the country's largest steel companies, as well as companies in other industries and government agencies. However, Envirosafe has reoriented its business to focus primarily on its steel mini-mill customers and less on the volatile waste remediation business.

         In 1992, Envirosafe Services of Ohio, Inc. received final approval to expand its Ohio facility and has subsequently completed construction of the first three phases of a 2.6 million cubic yard disposal cell. In 1993, Envirosafe Services of Idaho, Inc. received final approval to expand an active disposal cell at its Idaho facility and has completed construction of the second phase of such cell. Envirosafe currently has approximately 2.4 million cubic yards of permitted, unused disposal capacity.

         During the last few years, the Company completed a number of capital projects in order to maintain and enhance its competitive position. These projects included a new state-of-the-art stabilization and debris handling facility in Ohio and a new debris handling facility and expanded stabilization capacity in Idaho. Enhanced stabilization capability has allowed the Company to utilize its proprietary Super Detox(R) technology for the stabilization of electric arc furnace ("EAF") dust at both its Ohio and Idaho facilities. See below for a discussion of Super Detox(R). In addition, the Envirosafe facilities were upgraded by adding the ability to receive material by rail, the Ohio facility directly and the Idaho facility through its rail transfer facility.

         The Ohio and Idaho facilities hold operating permits, issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended ("RCRA"), that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity well into the next decade. Historically, the Company's hazardous waste treatment and disposal services business has been somewhat seasonal, with fewer waste remediation projects in the winter. However, the Company believes that the increased volume of EAF dust stabilized at its facilities has made this business less seasonal.

         Envirosafe and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. Such requirements not only can affect the demand for Envirosafe's services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that future changes in environmental compliance requirements could have a material effect on Technologies' future results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the Consolidated Financial Statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Stringent interpretation of environmental laws and regulations governing hazardous waste treatment and disposal facilities by state and federal regulators also subjects Envirosafe to violations and fines from time to time, none of which has been material to the Company. In fact, the Company believes that it has an excellent environmental compliance record.

         A Technologies unit is the sole licensee of a proprietary technology (Super Detox(R)) for stabilizing EAF dust - a listed hazardous waste (KO61) under RCRA that is generated by steel mills - that renders the EAF dust suitable for disposal in non-hazardous waste landfills. Technologies currently operates an EAF dust stabilization facility on-site at one of the larger domestic mini-mills, and provides Super Detox(R) stabilization for EAF dust at both of its regional Envirosafe facilities. In recent years, Technologies entered into a number of new contracts to receive, process and dispose of EAF dust at its Envirosafe facilities. Technologies actively continues to market this treatment and disposal service to other U.S. mini-mills.

         In 1995, Technologies received from the U.S. Environmental Protection Agency ("USEPA") a generic delisting for Super Detox(R) stabilized EAF dust. This delisting designates EAF dust treated utilizing this proprietary process as a non-hazardous waste suitable for landfilling in non-hazardous waste landfills. The generic delisting status for the process can save Technologies and its customers the time and expense involved in petitioning USEPA on a facility-by-facility basis for delisting status. The Illinois Environmental Protection Agency subsequently granted a site specific delisting for this process. In addition, in 1995 Technologies received from the Idaho Department of Health and Welfare a generic delisting for EAF dust stabilized at its Idaho regional facility utilizing the Super Detox(R) process; this ruling essentially has the same effect as the USEPA delisting.

         The Company believes that the Super Detox(R) technology provides an environmentally safer and more cost-effective solution than competitive off-site thermal processes.

         Conversion Systems has provided electric utilities with turn-key systems using its Poz-O-Tec(R) process for the stabilization of wet scrubber effluent and boiler ash residues produced at coal-fired power plants. Conversion Systems substantially completed its last major project of this type in 1995. However, Conversion Systems has licensed the Poz-O-Tec(R) technology for use in specific international markets.

         Competition.  The  Company's  hazardous  waste  treatment  and disposal
         -----------
business is characterized by intense competition. The Company believes that Technologies treats and disposes of approximately 30% of the total domestic EAF dust production. Technologies has two primary competitors in this market:
Horsehead Resource Development Company, Inc., a thermal metal recovery processor that has a larger market share, and another thermal recovery processor that has a smaller market share. In addition, there are a number of smaller competitors.

         There are a limited number of competitors in the off-site hazardous waste landfill business (there are 19 active, permitted commercial hazardous waste landfills in the U.S.), only two of which operate more than two landfills, and several competitors engaged in the treatment or stabilization of hazardous waste. Competition in this industry is based on service, site and process integrity and the all-in cost of disposal, which includes treatment, transportation costs and taxes. Expanded use of rail services and additions to stabilization services will further improve Envirosafe's competitive position. The market for hazardous waste services generally is geographically broad, but is narrowed depending on factors such as the types of waste a facility is permitted to accept, the types of services offered by a facility, the cost of operation of a facility and the proximity of the facility to the customer.

SEGMENT DATA

         See Note J for information concerning revenues and operating income by segment for the years ended December 31, 1998, 1997 and 1996 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

EMPLOYEES

         At March 1, 1999, the Company employed approximately 1,600 persons. A majority of the hourly employees in both business segments are covered by site-specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 1999. All other contracts will be renegotiated in 2000 or thereafter.

ITEM 2.  Properties.

HEADQUARTERS

         The Company, IMS and Technologies maintain their headquarters at a single location in Horsham, Pennsylvania in leased premises.

IMS

         IMS has operations providing metal recovery and other services at steel mills throughout the continental United States and in Canada. Equipment located at the sites operated by IMS and its subsidiaries includes prefabricated storage, shop and office structures, pot carriers, slab haulers, loaders, railcars, cranes, trucks, metal recovery plants and crushers and other specialized mobile and stationary equipment used in metal-recovery operations and industrial service work, most of which is owned. In addition, IMS leases office space near Pittsburgh, Pennsylvania.

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

         Assuming the timely completion of subsequent phases under existing permit authority, Envirosafe expects to maintain ample hazardous waste disposal capacity well into the next decade. Management believes that the physical facilities for Technologies are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                      * * *


EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers are as follows:

Name                                Age          Position

Robert N. Gurnitz                    60          Chairman of the Board; Director

John T. DiLacqua                     46          President and Chief Executive
                                                 Officer; Director

John C. Heenan                       48          Senior Vice President, Finance,
                                                 Administration and Planning

Aarne Anderson                       58          Vice President, Taxes

William B. Davis                     48          Vice President and Treasurer

Bradley W. Harris                    39          Controller

Leon Z. Heller                       49          Vice President, General Counsel
                                                 and Secretary

James C. Hull                        61          Vice President and Chief
                                                 Financial Officer

          The specified age of each Executive Officer of the Company is as of March 31, 1999.

          Officers are elected annually and hold office until their successors are elected and qualified.

         Robert N. Gurnitz became a director of the Company in November 1997 and Chairman of the Board of the Company in December 1998. Mr. Gurnitz served as President and Chief Executive Officer of Northwestern Steel and Wire Co. from 1991 to 1993 and as its Chairman and Chief Executive Officer from 1993 to 1997. Prior to that he served in various senior management capacities with Rockwell International Corporation, Bethlehem Steel Corporation and Webcraft Technologies.

         John T. DiLacqua became President, Chief Executive Officer and a director of the Company in January 1999. From October 1997 to December 1998, Mr. DiLacqua served as President of the U.S. Ferrous Operations of Philip Services Corporation, which included, among others, the former Luria Brothers Division of Connell Limited Partnership. Prior to that, he served as the President of the Luria Brothers Division of Connell Limited Partnership from May 1994 to October 1997, and, from December 1990 to May 1994, he served as its Vice President of Finance and Administration.

         John C. Heenan became Senior Vice President, Finance, Administration and Planning in February 1999. From October 1997 to December 1998, Mr. Heenan served as Chief Financial Officer of the U.S. Ferrous Operations of Philip Services Corporation, which included, among others, the former Luria Brothers Division of Connell Limited Partnership. Prior to that, he served as the Vice President - Controller of the Luria Brothers Division of Connell Limited Partnership from April 1997 to October 1997. Prior to that, he served as Chief Financial Officer of Standard Chlorine Chemical Company from 1993 to 1997.

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

         Bradley W. Harris has been the Company's Controller since September 1996, when he joined the Company. From August 1981 to September 1996, Mr. Harris was employed by Ernst & Young LLP, most recently as a Senior Manager.

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

         James C. Hull has been the Company's Vice President and Chief Financial Officer since May 1989, when he joined the Company.

                                     PART II


ITEM 5.  Market for the Registrant's Common Equity and Related
                Stockholder Matters.

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ENSO" and on The Pacific Exchange under the symbol "ES". The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 1998 and 1997, based upon prices supplied by The Nasdaq Stock Market. On June 22, 1998, the Company effected a 1-for-7 reverse stock split. Prices per share have been restated accordingly for all periods presented.

                                 1998                             1997
                         High             Low             High             Low
                         ----             ---             ----             ---
First Quarter           $21.44           $13.34          $18.81           $12.25
Second Quarter           17.63            12.25           14.88             8.31
Third Quarter            17.25             8.13           19.25            13.56
Fourth Quarter            8.13             4.00           21.44            14.88

         The Company has been notified by The Nasdaq Stock Market that it is not currently in compliance with the Nasdaq National Market maintenance standards. However, The Nasdaq Stock Market has a procedure for seeking exemptions from its requirements, which the Company may seek to utilize. The Company is currently in compliance with The Pacific Exchange maintenance requirements.

         The Company has not paid a cash dividend on its Common Stock since the confirmation of its plan of reorganization in November 1983 and has no present plan to pay cash dividends. The Company is currently prohibited from paying cash dividends on its Common Stock by its bank credit agreement and by the indentures under which the 1993 Notes and the 1997 Notes were issued.

         On March 1, 1999 the Company had approximately 3,080 holders of record of its Common Stock.

ITEM 6.  Selected Financial Data.

The information presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                               1998              1997              1996              1995              1994
                                            -----------       -----------       -----------       -----------       -----------
                                                                (In thousands, except for per share amounts)

Revenues                                    $  232,376        $  227,678        $  212,789        $  223,722        $  230,434
Costs and expenses                             209,449           205,387           188,443           189,233           193,914
Unusual items, net (See Note B)                  7,934             1,300             5,471            (2,624)
                                            -----------       -----------       -----------       -----------       -----------
Operating income                                14,993            20,991            18,875            37,113            36,520
Interest income                                  1,262             1,223             1,356             1,133               983
Interest expense                               (30,510)          (29,308)          (28,187)          (23,483)          (21,974)
                                            -----------       -----------       -----------       -----------       -----------
Income (loss) from continuing
  operations before income taxes               (14,255)           (7,094)           (7,956)           14,763            15,529
Income tax (expense) benefit                   (16,384)           (1,368)            3,266            (5,208)           (4,280)
                                            -----------       -----------       -----------       -----------       -----------
Income (loss) from continuing operations       (30,639)           (8,462)           (4,690)            9,555            11,249
Income (loss) from discontinued IMSAMET
  operations, after taxes (See Note D)                             9,600               399               949              (190)
                                            -----------       -----------       -----------       -----------       -----------
Income (loss) before extraordinary loss
  and cumulative effect of accounting
  change                                       (30,639)            1,138            (4,291)           10,504            11,059
Extraordinary debt extinguishment loss                                                                  (806)
Cumulative effect of accounting change                              (639)
                                            -----------       -----------       -----------       -----------       -----------
Net income (loss)                           $  (30,639)       $      499        $   (4,291)       $    9,698        $   11,059
                                            ===========       ===========       ===========       ===========       ===========
Income (loss) applicable to common shares   $  (30,639)       $      499        $   (4,442)       $    7,959        $   10,457
                                            ===========       ===========       ===========       ===========       ===========
Income (loss) per common share:
  Continuing operations                     $    (5.27)       $    (1.46)       $     (.84)       $     1.35           $  1.85
  Discontinued operations                                           1.66               .07               .16              (.03)
  Extraordinary loss                                                                                    (.13)
  Cumulative effect of accounting
    change                                                          (.11)
                                            -----------       -----------       -----------       -----------       -----------
  Net income (loss)                         $    (5.27)       $      .09         $    (.77)        $    1.38           $  1.82
                                            ===========       ===========       ===========       ===========       ===========

Average common shares                            5,813             5,787             5,775             5,787             5,753

Total assets                                $  387,456        $  413,302        $  459,909        $  444,436        $  442,872
Working capital deficiency                        (444)             (779)           (8,762)          (34,099)           (8,275)
Debt (non-current)                             298,023           281,614           268,424           275,158           259,263
Redeemable preferred stock (non-current)             -                 -                 -                 -            31,396
Stockholders' equity                             9,843            40,211            39,057            32,604            24,521



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

1998 VERSUS 1997

                                                                 1998
                                  Year Ended                 better (worse)
                                 December 31,                  than 1997
                           -------------------------   -------------------------
                              1998          1997         Amount          %
                           -----------   -----------   -----------   -----------
                                           (Dollars in thousands)
REVENUES
  IMS                      $  191,438    $  185,587    $    5,851        3%
  Technologies                 40,938        42,091        (1,153)      (3%)
                           -----------   -----------   -----------
                           $  232,376    $  227,678    $    4,698        2%
                           ===========   ===========   ===========

GROSS PROFIT
  IMS                      $   42,190    $   42,320    $     (130)       -
  Technologies                  3,766         5,235        (1,469)     (28%)
                           -----------   -----------   -----------
                           $   45,956    $   47,555    $   (1,599)      (3%)
                           ===========   ===========   ===========

OPERATING INCOME (LOSS)
  IMS                      $   26,465    $   26,494    $      (29)       -
  Technologies                   (796)         (173)         (623)    (360%)
  Corporate headquarters       (2,742)       (4,030)        1,288       32%
  Unusual items, net           (7,934)       (1,300)       (6,634)    (510%)
                           -----------   -----------   -----------
                           $   14,993    $   20,991    $   (5,998)     (29%)
                           ===========   ===========   ===========


IMS 1998 revenues increased $5.9 million or 3% over 1997 primarily because 1997 revenues were reduced by the effects of a strike (settled in mid-August 1997) by employees of a major steel industry customer. The revenue increase was partially offset by a revenue decrease attributable to an overall steel industry slowdown. Technologies revenues decreased in 1998 as compared to 1997. While the volume of waste processed increased over the prior year, average prices were lower in 1998 because much of the volume increase was lower-priced cleanup project business and because the market is very competitive.

The gross profit contribution associated with IMS's increased revenue in 1998 was entirely offset by the negative effects of blast furnace outages at the segment's largest customer, changes in manufacturing practices at several important customers and the overall steel industry slowdown, which significantly reduced steel production in the fourth quarter. IMS results depend to a great extent on the production volumes of its steel mill customers. Technologies' gross profit decreased due to processing lower-priced cleanup project business and market conditions noted above.

Selling, general and administrative expenses decreased as compared to 1997 primarily due to cost reductions resulting from the Company's profit improvement program and a reduction in legal fees and expenses attributable to litigation between the Company and its largest competitor in the electric arc furnace dust processing market (concluded in the 1998 first quarter).

Unusual items, net. In 1998 unusual charges totaled $7.9 million,  consisting of
------------------
$7.3 million of costs related to the Company's profit improvement program (including $3 million to write down excess equipment to its net realizable value, $2.2 million of program consulting costs and $2.1 million of severance costs) and $.6 million for other costs. The 1997 unusual charges of $1.3 million were recorded for costs to satisfy regulatory requirements at waste disposal sites that have been inactive since before the Company's 1988 acquisition of IU International Corporation ("IU International") and to vacate an office as part of the Company's consolidation of operations.

Interest expense increased $1.2 million as the overall debt level was higher in 1998.

Current income tax expense includes state and Canadian income taxes. In 1998 the Company wrote off its deferred tax assets of $15.3 million (see discussion below).

In 1997 the Company sold its IMSAMET subsidiary realizing an after-tax gain of $9.6 million. Also in 1997, the Company recognized a $.6 million charge for the cumulative effect of a mandatory accounting change.

Due to the factors described above, the 1998 net loss was $30.6 million as compared with net income of $.5 million in 1997.

DEFERRED INCOME TAXES

In 1996 the Company recognized $26 million of net deferred tax assets in its balance sheet. Of this amount, $12 million was realized when the Company utilized income tax loss carryforwards and other deferred tax assets to eliminate income tax payments on the gain from the January 1997 sale of its IMSAMET subsidiary. An additional $1.3 million of net deferred tax assets was recognized in 1997. In the fourth quarter of 1998, all of the Company's net deferred tax assets were charged against operations when the production of the Company's steel industry customers declined sharply and the Company reported negative quarterly operating income, thus preventing a determination that is it more likely than not that the Company will earn sufficient taxable income during the next several years to realize its net deferred tax assets. (See Note C.)

1997 VERSUS 1996

                                                                 1997
                                  Year Ended                 better (worse)
                                 December 31,                  than 1996
                           -------------------------   -------------------------
                              1997          1996         Amount          %
                           -----------   -----------   -----------   -----------
                                           (Dollars in thousands)
REVENUES
  IMS                      $  185,587    $  180,002    $    5,585        3%
  Technologies                 42,091        32,787         9,304       28%
                           -----------   -----------   -----------
                           $  227,678    $  212,789    $   14,889        7%
                           ===========   ===========   ===========

GROSS PROFIT
  IMS                      $   42,320    $   46,690    $   (4,370)      (9%)
  Technologies                  5,235           821         4,414      538%
                           -----------   -----------   -----------
                           $   47,555    $   47,511    $       44        -
                           ===========   ===========   ===========

OPERATING INCOME (LOSS)
  IMS                      $   26,494    $   31,476    $   (4,982)     (16%)
  Technologies                   (173)       (4,534)        4,361       96%
  Corporate headquarters       (4,030)       (2,596)       (1,434)     (55%)
  Unusual items, net           (1,300)       (5,471)        4,171       76%
                           -----------   -----------   -----------
                           $   20,991    $   18,875    $    2,116       11%
                           ===========   ===========   ===========


IMS 1997 revenues increased $5.6 million or 3% over 1996. Most steel industry customer sites reported strong production. Alexander Mill Services, Inc., acquired in May 1996, contributed $10.1 million to revenues in 1997 as compared with $6.6 million in the prior year. However, revenue increases were largely offset by a revenue reduction resulting from a strike (settled in mid-August
1997) by employees of a major steel industry customer and the mid-1996 loss of a steel industry customer that accounted for $4.6 million of revenues in 1996. Technologies revenues increased significantly in 1997 as compared to 1996 due to a sharp increase in the volume of EAF dust (a hazardous waste produced by steel mini-mills) processed at the Company's Ohio and Idaho treatment facilities.

IMS gross profit decreased due to the effects of the strike and the loss of a significant customer as outlined above and because a 1996 ownership change disrupted production at another customer's steel mill throughout 1997. Technologies gross profit increased due to the increase in EAF dust disposal volume.

Selling, general and administrative expenses increased $2.1 million as compared to 1996. Cost savings realized as a result of the 1996 reorganization were more than offset by an increase in legal fees and expenses attributable to litigation between the Company and its largest competitor in the EAF dust processing market, severance and other costs.

Unusual items,  net. The 1997 unusual  charges of $1.3 million were recorded for
-------------------
costs to satisfy regulatory requirements at disposal sites that have been inactive since before the Company's 1988 acquisition of IU International Corporation and to vacate an office as part of the Company's consolidation of operations.

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

In 1996 the Company recorded a $4.4 million deferred tax credit (see discussion above), without which the 1996 loss from continuing operations would have been more than $9 million as compared with the 1997 loss from continuing operations of $8.5 million (after a negligible deferred tax credit). In 1997 a $9.6 million gain from selling IMSAMET and a $.6 million charge for the cumulative effect of a mandatory accounting change together with the loss from continuing operations resulted in net income of $.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

The Company expects 1999 capital expenditures of up to $20 or $25 million, primarily for equipment replacements and new services. Scheduled debt repayments amount to $2.5 million in 1999 (excluding $3 million of revolving credit borrowings repaid in January 1999).

Technologies landfill permits require it to fund closure and post-closure monitoring and maintenance obligations by making essentially non-refundable trust fund payments. These payments totaled $1.1 million in 1998. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded and currently require only the reinvestment of Idaho trust fund earnings, which the Company includes in interest income.

The consolidated balance sheet reflects negative working capital of $.4 million at December 31, 1998, due to including in current liabilities $3 million of revolving credit borrowings because they were repaid in January 1999.

The Company has a $43.8 million bank credit facility that declines to $38.3 million in January 2000, $20 million in March 2000 and terminates in January 2001. As of December 31, 1998, $22 million of revolving credit borrowings (including $3 million repaid in January 1999) and $5.7 million of standby letters of credit were outstanding. The agreement contains convenants that require the Company to meet certain financial ratios and tests. These convenants were amended as of December 31, 1998 and the Company expects to be in compliance throughout 1999.

Cash on hand, funds from operations and borrowing capacity under the bank credit facility are expected to satisfy the Company's normal operating and debt service requirements through the term of the credit facility.

Because its businesses are environmentally-oriented, and therefore highly regulated, the Company is subject to violations alleged by environmental regulators and, occasionally, fines. Such violations and fines have not had, and are not expected to have, a material impact on the Company's business. It is possible that the future imposition of additional environmental compliance requirements could have a material effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. See Note O, in which environmental compliance is discussed.

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

The Company has completed an assessment of its computer information systems. In the normal course of business, the Company has purchased new software packages for most of its computer systems and is currently purchasing and implementing new software for the rest. By mid-1999, all of the Company's software will be upgraded, through routine software releases from reliable software suppliers, to accommodate the Year 2000 transition. The Company has not incurred and does not anticipate incurring material incremental costs for Year 2000 issues relating to its computer information systems since all updates or replacements of such systems shall have occurred in the ordinary course of business and the Company expects to be in compliance throughout 1999.

The Company is currently assessing its non-information technology systems, including telecommunications and embedded systems. Many of these systems will be upgraded in the ordinary course of business, prior to December 31, 1999, and such upgrades are expected to accommodate the Year 2000. The remaining non-information technology systems will be upgraded or replaced as necessary to be Year 2000 compliant by December 31, 1999. The costs of compliance for non-information technology systems that would not otherwise be replaced or upgraded in the ordinary course of business are not expected to be material.

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

SAFE HARBOR STATEMENT

Some of the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These statements are based on current expectations that involve a number of risks and uncertainties which could cause actual results to differ materially from those projected. These forward-looking statements should be read in conjunction with the financial statements contained herein which include information describing factors that could cause actual results to differ materially from those projected in such forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

Since the Company is a service company doing business principally on a contract basis and almost entirely within the United States, its primary market risk is exposure to interest rate fluctuations on its debt instruments. Except for the bank revolving credit facility, which bears interest at variable rates, the Company's debt bears interest at fixed rates. The table below presents debt principal payments (in thousands) and the related average interest rates that will be in effect during each year, and should be read in conjunction with Note
F. The fixed rates are the actual rates that will be in effect during each year. The variable interest rate is the average rate in effect at the end of 1998, and it fluctuates with a bank's prime rate or Eurodollar rates.


                            1999              2000              2001           2002              2003
                         -----------       -----------       -----------    -----------       -----------
Fixed rate debt          $    2,549        $      359        $       34     $    8,587        $  270,043

Average interest rate        10.37%            10.38%            10.38%         10.38%            10.45%

Variable rate debt       $    3,000        $   19,000

Average interest rate         8.30%             8.30%



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

                                    PART III


ITEM 10.  Directors and Executive Officers of the Company.

         Reference is made to the information set forth under the headings (i) "Election of Class A Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1998 and (ii) "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.


ITEM 11.  Executive Compensation.

         Reference is made to the information set forth under the heading "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1998, which information is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management.

         Reference is made to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the
Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1998, which information is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.

         Reference is made to the information set forth under the heading "Certain Transactions" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1998, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report.
              --------------------------------------

         (1)  Financial Statements.
              --------------------

         The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

         (3)               Exhibits.
                           --------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix A (pages A-1 to A-3) to the Company's Proxy Statement filed April 29, 1996, in respect of its 1996 Annual Meeting of Stockholders (File No. 1-1363)).

3.2 Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Page 2 to the Company's Proxy Statement filed April 30, 1997, in respect of its 1997 Annual Meeting of Stockholders (File No. 1-1363)).

3.3 Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Pages 13 and 14 of the Company's Proxy Statement filed April 30, 1998, in respect of its 1998 Annual Meeting of Stockholders (File No. 1-1363)).

3.4 By-Laws of the Company (incorporated herein by reference to Exhibit C (pages C-1 to C-9) to the Company's Proxy Statement filed April 24, 1987, in respect of its 1987 Annual Meeting of Stockholders (File No. 1-1363)).

3.5 Amendment to the By-Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-1363)).

3.6 By-Laws Amendment Adopted March 26, 1997 By Unanimous Written Consent of the Board of Directors, Effective June 19, 1997 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1- 1363)).

4.1 Indenture, dated as of July 1, 1993, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003, including the form of such Notes attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-1363)).

4.2 First Supplemental Indenture, dated as of November 2, 1995, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-1363)).

4.3 Second Supplemental Indenture, dated as of September 24, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the company's 9-3/4% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363).

4.4 Indenture, dated as of September 30, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the Company's 9-3/4% Senior Notes due 2003, Series B, including the form of such Notes attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363).

4.5 Registration Rights Agreement, dated as of September 30, 1997, among the Company and Morgan Stanley Dean Witter, Jeffries & Company, Inc. and NationsBanc Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363)

4.6 Registration Rights Agreement, dated as of May 13, 1993, among the Company, FS Equity Partners II, L.P., The IBM Retirement Plan Trust Fund and Enso Partners, L.P. (incorporated herein by reference to Exhibit 4.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

4.7       Loan  Agreement,  dated as of June 1,  1994,  between  the  Industrial
          Development Corporation of Owyhee County, Idaho and Envirosafe Services of Idaho, Inc. relating to $8,500,000 Industrial Revenue Bonds, Series 1994. (The Company agrees to furnish a copy of such agreement to the Commission upon request).

4.8 Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-1363)).

4.9 First Amendment, dated as of May 15, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as
          Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-1363)).

4.10 Second Amendment, dated as of December 23, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-1363)).

4.11 Third Amendment, dated effective as of June 30, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties hereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-1363)).

4.12 Fourth Amendment, dated as of September 23, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363)).

4.13 Fifth Amendment, dated as of March 5, 1998, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as
          Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 (File No. 1-1363)).

4.14* Sixth Amendment, dated as of March 26, 1999, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent.

10.1 Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

10.2 Promissory Note of Louis A. Guzzetti, Jr., dated March 31, 1998, payable to the Company, amending and replacing the Promissory Note dated March 31, 1993 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1363)).

10.3 Promissory Notes of Aarne Anderson, George E. Fuehrer and Mr. Guzzetti, dated as of March 31, 1998, payable to the Company, amending and replacing the Promissory Notes dated April 1, 1993(incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1363)).

10.4 Stock Option Agreement, dated March 18, 1992, between the Company and Raymond P. Caldiero (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

10.5 Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

10.6 Amendment, dated August 5, 1993, to the Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993(File No. 33-46930)).

10.7 Stock Option Agreement, dated August 5, 1993, between the Company and Wallace B. Askins (incorporated herein by reference to Exhibit 10.23 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

10.8 Envirosource, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

10.9 Envirosource, Inc. Stock Option Plan for Non-Affiliated Directors, dated as of January 1, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

10.10 Supplemental Executive Retirement Plan of the Company, effective January 1, 1995(incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

10.11 Employment Agreement, dated November 5, 1996, between the Company and Aarne Anderson (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

10.12 Employment Agreement, dated November 5, 1996, between the Company and William B. Davis (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

10.13 Employment Agreement, dated November 5, 1996, between the Company and James C. Hull (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363))

21.1*     Subsidiaries of the Company

23.1*     Consent of Ernst & Young LLP


         (b) Reports on Form 8-K.

         During the last quarter of the fiscal year ended December 31, 1998, the Company filed no Current Reports on Form 8-K.


* Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999
                                                    ENVIROSOURCE, INC.



                                                     By: /s/ JOHN T. DILACQUA
                                                         -----------------------
                                                         John T. DiLacqua
                                                         President and Chief
                                                           Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 1999.

Signature                                   Title


/s/ JOHN T. DILACQUA                        President, Chief Executive
--------------------
John T. DiLacqua                            Officer (Principal Executive
                                            Officer) and Director


/s/ JAMES C. HULL                           Vice President and Chief
-----------------
James C. Hull                               Financial Officer (Principal
                                            Financial and Accounting
                                            Officer)


/s/ ROBERT N. GURNITZ                       Chairman of the Board of
---------------------
Robert N. Gurnitz                           Directors

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


/s/ RONALD P. SPOGLI                        Director
--------------------
Ronald P. Spogli

REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Envirosource, Inc.



We have audited the accompanying consolidated balance sheets of Envirosource, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirosource, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, in 1997 the Company changed its method of accounting for systems development costs.


                                                       /s/ Ernst & Young LLP



Philadelphia, Pennsylvania
March 19, 1999

                               Envirosource, Inc.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                          December 31,
                                                  -----------------------------
                                                     1998              1997
                                                  -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $    5,134        $    9,942
  Accounts receivable, less allowance for
    doubtful accounts of $1,045 in 1998               32,305            33,260
    and $701 in 1997
  Net deferred income taxes                                -             2,755
  Other current assets                                 3,520             3,966
                                                  -----------       -----------
      Total current assets                            40,959            49,923

Property, plant and equipment:
  Land and improvements                                1,184             1,184
  Landfill development                                34,729            31,800
  Buildings and improvements                          35,024            29,922
  Machinery and equipment                            233,387           225,454
                                                  -----------       -----------
                                                     304,324           288,360
  Less allowance for depreciation                   (157,387)         (144,978)
                                                  -----------       -----------
                                                     146,937           143,382

Goodwill, less amortization                          127,931           132,766
Closure trust funds and deferred charges,
  less amortization                                   33,205            33,810
Landfill permits, less amortization                   22,974            23,849
Net deferred income taxes                                  -            12,582
Other assets                                          15,450            16,990
                                                  -----------       -----------
                                                  $  387,456        $  413,302
                                                  ===========       ===========


See notes to consolidated financial statements.

                                Envirosource Inc.
                    CONSOLIDATED BALANCE SHEETS - (continued)
                             (Dollars in thousands)


                                                          December 31,
                                                  -----------------------------
                                                     1998              1997
                                                  -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   10,949        $   12,194
  Salaries, wages and related benefits                 7,370             7,173
  Insurance obligations                                4,588             5,789
  Other current liabilities                           12,947            11,760
  Current portion of debt                              5,549            13,786
                                                  -----------       -----------
      Total current liabilities                       41,403            50,702


Long term debt:
  9 3/4% Senior Notes due 2003                       270,000           270,000
  Other long-term debt                                28,023            11,614

Other liabilities                                     38,187            40,775

Stockholders' equity:
  Common stock, par value $.05 per share,
    shares authorized - 20,000,000, shares
    issued and outstanding - 5,813,394
    in 1998 and 1997                                     291               291
  Capital in excess of par value                     175,969           175,939
  Accumulated deficit                               (164,771)         (134,132)
  Accumulated other comprehensive income              (1,556)           (1,224)
  Stock purchase loans receivable from
    officers                                             (90)             (663)
                                                  -----------       -----------
      Total stockholders' equity                       9,843            40,211
                                                  -----------       -----------
                                                  $  387,456        $  413,302
                                                  ===========       ===========



See notes to consolidated financial statements.

                               Envirosource, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)

                                                              Years Ended December 31,
                                                   -----------------------------------------------
                                                      1998              1997              1996
                                                   -----------       -----------       -----------
Revenues                                           $  232,376        $  227,678        $  212,789

Cost of revenues                                      186,420           180,123           165,278
Selling, general and
  administrative expenses                              23,029            25,264            23,165
Unusual charges                                         7,934             1,300             5,471
                                                   -----------       -----------       -----------
Operating income                                       14,993            20,991            18,875

Interest income                                         1,262             1,223             1,356
Interest expense                                      (30,510)          (29,308)          (28,187)
                                                   -----------       -----------       -----------
Loss from continuing
  operations before income taxes                      (14,255)           (7,094)           (7,956)

Income tax (expense) benefit:
  Current                                              (1,047)           (1,399)           (1,134)
  Deferred                                            (15,337)               31             4,400
                                                   -----------       -----------       -----------
                                                      (16,384)           (1,368)            3,266
                                                   -----------       -----------       -----------
Loss from continuing operations                       (30,639)           (8,462)           (4,690)

Income from discontinued
  IMSAMET operations, after taxes                                         9,600               399
                                                   -----------       -----------       -----------

Income (loss) before cumulative
  effect of accounting change                         (30,639)            1,138            (4,291)
Cumulative effect of accounting
     change                                                                (639)
                                                   -----------       -----------       -----------
Net income (loss)                                     (30,639)              499            (4,291)

Preferred stock dividend
  requirement, reduced by
  retirement gain of $250                                                                    (151)
                                                   -----------       -----------       -----------
Income (loss) applicable to
  common shares                                    $  (30,639)       $      499       $    (4,442)
                                                   ===========       ===========       ===========

Income (loss) per share:
  Continuing operations                            $    (5.27)       $    (1.46)     $       (.84)
  Discontinued operations                                                  1.66               .07
  Cumulative effect of
    accounting change                                                      (.11)
                                                   -----------       -----------       -----------
  Net income (loss)                                $    (5.27)      $       .09          $   (.77)
                                                   ===========       ===========       ===========

Weighted average common shares                          5,813             5,787              5,775


See notes to consolidated financial statements.

                                                Envirosource, Inc.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (Dollars in thousands)

                                                                                     Accumulated
                                                     Capital in                         Other             Stock
                                     Common          Excess of        Accumulated    Comprehensive      Purchase
                                     Stock           Par Value          Deficit      Income (Loss)        Loans              Total
                                  -----------       -----------       -----------    -----------       -----------       -----------
Balance January 1, 1996           $      287        $  164,303        $ (130,189)    $     (957)       $     (840)       $   32,604

  Comprehensive income:
    Net loss                                                              (4,291)                                            (4,291)
    Translation adjustment                                                                  (35)                                (35)
                                                                                                                         -----------
  Total comprehensive
    income (loss)                                                                                                            (4,326)
  Common stock issued
    (22,457 shares)                        1               199                                                                  200
  Deferred income tax benefit                           10,700                                                               10,700
  Preferred stock dividends
    and accretion, reduced by
    retirement gain of $250                                                 (151)                                              (151)
  Loan repayment                                                                                               30                30
                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE DECEMBER 31, 1996                288           175,202          (134,631)          (992)             (810)           39,057

  Comprehensive income:
    Net income                                                               499                                                499
    Translation adjustment                                                                 (232)                               (232)
                                                                                                                         -----------
  Total comprehensive income                                                                                                    267
  Common stock issued
    (51,760 shares)                        3               737                                                                  740
  Loan repayment                                                                                              147               147
                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE DECEMBER 31, 1997                291           175,939          (134,132)        (1,224)             (663)           40,211
  Comprehensive income:
    Net loss                                                             (30,639)                                           (30,639)
    Translation adjustment                                                                 (332)                               (332)
                                                                                                                         -----------
  Total comprehensive
    income (loss)                                                                                                           (30,971)
  Loan repayment                                                                                              573               573
  Other                                                     30                                                                   30
                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE DECEMBER 31, 1998         $      291        $  175,969        $ (164,771)    $   (1,556)       $      (90)       $    9,843
                                  ===========       ===========       ===========    ===========       ===========       ===========


       See notes to consolidated financial statements.

                               Envirosource, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Years Ended December 31,
                                                   -----------------------------------------------
                                                      1998              1997              1996
                                                   -----------       -----------       -----------
OPERATING ACTIVITIES
Income (loss) before cumulative effect
  of accounting change                             $  (30,639)       $    1,138        $   (4,291)
Adjustments to reconcile income (loss)
  to cash provided by operating activities:
    Deferred income taxes                              15,337            11,969            (4,400)
    Gain from sale of IMSAMET                                           (21,600)
    Depreciation                                       27,330            26,492            26,261
    Amortization                                       12,075            11,029             9,715
    Unusual items, net of payments                      4,896              (628)            1,766
    Changes in working capital                         (2,031)             (271)           (2,562)
    Other, net                                            915             2,394             1,674
                                                   -----------       -----------       -----------
Cash provided by operating activities                  27,883            30,523            28,163


INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                           (35,588)          (29,354)          (21,883)
  Proceeds from dispositions                            1,475               883             2,930
Net proceeds from sale of IMSAMET                                        56,464
Purchase of Alexander Mill Services, Inc.
  (net of cash acquired)                                                                   (5,953)
Landfill permit additions and closure
  expenditures                                         (2,751)           (4,044)           (3,186)
Closure trust fund payments                            (1,072)           (1,515)           (1,530)
Ongoing cash flows related to
  IU International acquisition                         (2,400)          (10,808)           (1,901)
Other                                                    (527)           (1,117)             (798)
                                                   -----------       -----------       -----------
Cash provided (used) by investing
  activities                                          (40,863)           10,509           (32,321)


FINANCING ACTIVITIES
Debt issuance                                          68,000            82,000            60,000
Debt repayment                                        (59,828)         (119,528)          (21,372)
Debt issuance costs                                                      (3,240)             (102)
Retirement of preferred stock                                                             (33,242)
Sale of common stock                                                                          185
                                                   -----------       -----------       -----------
Cash provided (used) by financing
  activities                                            8,172           (40,768)            5,469
                                                   -----------       -----------       -----------

CASH AND CASH EQUIVALENTS
  Increase (decrease) during year                      (4,808)              264             1,311
  Beginning of year                                     9,942             9,678             8,367
                                                   -----------       -----------       -----------
  End of year                                      $    5,134        $    9,942        $    9,678
                                                   ===========       ===========       ===========


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

Use of estimates:  Preparing  financial  statements in accordance with generally
-----------------
accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents: Cash equivalents are highly liquid investments with maturities
-----------------
of three months or less when acquired.

Property, plant and equipment:  Property, plant and equipment is stated at cost.
-----------------------------
Depreciation is computed by the straight-line method based on the following lives: buildings and improvements -- 10 to 30 years and machinery and equipment -- 3 to 25 years. Landfill development costs are depreciated based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity.

Landfill  permits:  Costs to acquire and maintain  landfill permits are deferred
-----------------
and amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Accumulated amortization was $19.5 million and $16.7 million at December 31, 1998 and 1997.

Closure  trust funds and deferred  charges:  Idaho  landfill  closure  costs and
------------------------------------------
post-closure obligations (accrued as liabilities in the balance sheet) are secured by a trust fund invested in U.S. government and government agency securities. These investments, totaling $15.3 million and $14.3 million at December 31, 1998 and 1997, are classified as "available-for-sale," have maturities of one month to ten years and are carried at amortized cost which approximates market value. Interest income and realized gains and losses are recognized in earnings. Excess funds, if any, will revert to the Company.

Ohio landfill trust fund balances represent deferred charges that are amortized as part of closure costs. These trusts (also invested in U.S. government and government agency securities) will fund the latter stages of closure activity and all post-closure activity in perpetuity. Excess funds, if any, revert to the State of Ohio; accordingly, no interest income is recognized. Accumulated amortization was $15.7 million and $14 million at December 31, 1998 and 1997.

Closure costs: The estimated costs of future closure and post-closure monitoring
-------------
and maintenance of landfills are amortized or accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Closure costs are similar to landfill development costs, but are generally incurred for aboveground construction. Closure cost accruals of $ 9.1 million and $10.1 million are included in other long-term liabilities at December 31, 1998 and 1997.

Goodwill: The excess of purchase price over fair value of net assets of acquired
--------
businesses is recorded as an asset and amortized using the straight-line method over periods of 15 to 40 years. Accumulated amortization was $53.6 million and $48.8 million at December 31, 1998 and 1997. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on anticipated cash flows over the remaining amortization period, the carrying value of the goodwill will be reduced based on the discounted present value of the anticipated cash flows.

Revenues:  The Company's revenues are recognized as services are provided.
--------

Accounting  Change:  Pursuant to Emerging  Issues  Task Force  (EITF)  Issue No.
------------------
97-13, the Company changed its accounting policy for systems development costs. Previously, substantially all direct costs relating to systems development were capitalized, including certain consulting costs to select software. Under EITF Issue No. 97-13, software selection costs must be expensed as incurred, so the unamortized balance of these costs totaling $639,000 as of September 30, 1997 was written off as a cumulative accounting change in the 1997 fourth quarter.

Earnings per share:  Basic  earnings per share is calculated by dividing  income
------------------
(loss) applicable to common shares by the weighted average number of shares outstanding during the period, excluding any dilutive effects of options and warrants. Diluted earnings per share includes the effects of common stock equivalents outstanding during the period. Basic and diluted earnings per share amounts are the same in each year because there is no dilution when there is a loss from continuing operations.

In June 1998 the company completed a 1-for-7 reverse stock split. Numbers of shares and per share amounts have been restated for all periods presented.

Stock-based  compensation plans: The Company follows Accounting Principles Board
-------------------------------
Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and discloses the fair value of options granted and pro forma earnings as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Comprehensive  Income:  As of January 1, 1998, the Company adopted SFAS No. 130,
---------------------
Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

NOTE B -- UNUSUAL ITEMS, NET

1996 - Net unusual  charges of $5.5  million  consisted  of $4.4 million for the
----
1996 reorganization (including $2 million for severance costs, $1.3 million for costs to vacate offices and abandon assets and $1.1 million for other costs), $1.2 million to settle the last disputed matter from the 1993 restructuring (related to a terminated recycling unit), and $.8 million of additional closure costs for waste disposal sites that have been inactive since before the Company's 1988 acquisition of IU International, less a $.9 million reduction of other estimated liabilities remaining from the IU International acquisition. During 1996, $5.1 million of costs were charged against the unusual item liabilities ($2.2 million of severance, $1.3 million for the terminated recycling unit, $1 million for vacated offices and abandoned assets and $.6 million for other costs), leaving a balance of $4.2 million for remaining costs, as compared with $2.9 million at the beginning of 1996.

1997 - Unusual  charges  of $1.3  million  were  recorded  for costs to  satisfy
----
regulatory requirements at the inactive waste disposal sites and to vacate another office. During 1997, costs totaling $2.5 million were charged against these and other unusual item liabilities ($.7 million of severance, $.5 million for vacated offices, $.5 million for inactive waste disposal sites, $.4 million for the terminated recycling unit and $.4 million for other costs), leaving a balance of $3 million at December 31, 1997.

1998 -  Unusual  charges  of $7.9  million  consisted  of $7.3  million  for the
----
Company's profit improvement program (including $3 million to write down excess equipment to its net realizable value, $2.2 million of program consulting costs and $2.1 million of severance costs) and $.6 million of other costs. During 1998, costs totaling $8 million were charged against these and other unusual item liabilities ($3 million for excess equipment, $2 million of consulting costs, $1.3 million of severance, $.6 million for vacated offices, $.6 million for inactive waste disposal sites, $.4 million for the terminated recycling unit and $.1 million for other costs), leaving a balance of $2.9 million at December 31, 1998.

NOTE C -- INCOME TAXES

The components of income tax (expense) benefit attributable to continuing operations are as follows (in thousands):

                                    1998              1997              1996
                                 -----------       -----------       -----------
Current:
  State                          $     (897)       $   (1,170)       $     (916)
  Canadian                             (150)             (229)             (218)
                                 -----------       -----------       -----------
                                     (1,047)           (1,399)           (1,134)

Deferred:
  Federal                           (15,337)               31             4,400
                                 -----------       -----------       -----------
                                 $  (16,384)       $   (1,368)       $    3,266
                                 ===========       ===========       ===========

Canadian income before income taxes amounted to $.5 million in 1998, $.7 million in 1997 and $.6 million in 1996.

Income tax (expense) benefit varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):


                                    1998              1997              1996
                                 -----------       -----------       -----------

Benefit of pre-tax loss from
  continuing operations at
  statutory rate                 $    4,989        $    2,483          $  2,785
Goodwill amortization                (1,692)           (1,692)           (1,718)
Effect of (increasing)
  reducing deferred tax
  valuation allowance               (19,098)           (1,454)             3,100
Effect of state and Canadian
  income taxes                         (583)             (761)             (595)
Other                                     -                56              (306)
                                 -----------       -----------       -----------
                                 $  (16,384)       $   (1,368)       $    3,266
                                 ===========       ===========       ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                      1998              1997
                                                   -----------       -----------
Deferred tax assets:
  Net operating loss carryforwards                 $   35,652        $   85,643
  Capital loss carryforwards                                -               248
  Insurance accruals                                    2,232             2,937
  Reorganization and restructuring accrual                543               655
  Pension and other postretirement
    benefits accruals                                   4,040             4,331
  Closure cost accruals                                 4,216             3,655
  Other accruals                                        5,525             6,842
                                                   -----------       -----------
    Total deferred tax assets                          52,208           104,311
  Valuation allowance                                 (36,811)          (70,554)
                                                   -----------       -----------
    Net deferred tax assets                            15,397            33,757

Deferred tax liabilities:
  Tax over book depreciation plus IU
    International acquisition purchase price
    allocation to property, plant, and equipment       (6,365)           (8,817)
  Tax over book post-closure deductions                (5,417)           (5,710)
  Tax over book landfill permit amortization           (3,615)           (3,893)
                                                   -----------       -----------
    Total deferred tax liabilities                    (15,397)          (18,420)
                                                   -----------       -----------
    Net deferred taxes                             $        -        $    15,337
                                                   ===========       ===========

The Company recognized $26 million of net deferred tax assets in the balance sheet in 1996; the corresponding $26 million of tax benefit was credited as follows: $4.4 million reduced the 1996 loss from continuing operations; $10.9 million was credited to goodwill and $10.7 million increased capital in excess of par value. Of the $26 million, $12 million was realized when the Company utilized income tax loss carryforwards and other deferred tax assets to eliminate income tax payments on the gain from the January 1997 sale of its IMSAMET subsidiary (Note D). An additional $1.3 million of net deferred tax assets was recognized in 1997, virtually all of which was credited to goodwill. In the fourth quarter of 1998, all of the Company's net deferred tax assets were written-off with a charge against operations, when the production of the Company's steel industry customers declined sharply and the Company reported negative quarterly operating income, thus preventing a determination that is it more likely than not that the Company will earn sufficient taxable income during the next several years to realize its net deferred tax assets.

In 1996 the valuation allowance was reduced by both the $26 million above and $29.3 million that was primarily due to the expiration of net operating loss carryforwards that originated prior to the Company's 1983 reorganization. In 1997 the valuation allowance increased by a net $1.5 million because the deferred tax benefit applicable to continuing operations for the year was more than offset by the reversal of a portion of the valuation allowance that was credited to capital in excess of par value in 1996. In 1998 the valuation allowance was reduced by a net $33.7 million primarily because the $15.3 million increase resulting from the corresponding charge against operations was more than offset by a $49 million reduction due to writing off the deferred tax asset representing an expired net operating loss carryforward and other changes.

The $35.7 million deferred tax asset above represents net operating loss carryforwards totaling $101.9 million that expire at various dates from 2001 to 2018. Subject to the Company's ability to generate sufficient future taxable income, upon recognition of additional net deferred tax assets, the $36.8 million valuation allowance would be credited as follows: $2 million to capital in excess of par value, $8.8 million to goodwill and $26 million to reduce income tax expense.

NOTE D -- SALE OF IMSAMET

In January 1997, the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry. After deferred income tax charges, the 1997 gain amounted to $9.6 million or $1.66 per share.

Summarized results of discontinued operations are as follows (in thousands):

                                                      1997              1996
                                                   -----------       -----------
Gain from sale                                     $   21,600        $        -
Revenues                                                    -            37,399
                                                   -----------       -----------
                                                   $   21,600        $   37,399
                                                   ===========       ===========

Income before income taxes                         $   21,600        $      399
Deferred income tax expense                           (12,000)                -
                                                   -----------       -----------
Income from discontinued operations                $    9,600        $      399
                                                   ===========       ===========

In 1996 interest expense of $3.3 million was allocated to discontinued operations based on the ratio of the net assets of IMSAMET to consolidated net assets (equal to stockholders' equity plus debt not directly attributable to specific operations).

NOTE E -- ALEXANDER MILL SERVICES ACQUISITION

The Company purchased Alexander Mill Services, Inc. ("AMS"), a metal reclamation company serving the mini-mill sector of the steel industry, in May 1996. The cost of the acquisition was $9 million plus the assumption of $7.2 million of debt. In allocating the purchase price, $10.7 million was charged to goodwill. The results of AMS' operations are included in the consolidated statements of operations from the acquisition date. Pro forma results of operations, as if this transaction occurred at the beginning of 1996, are as follows (in thousands, except per share amounts):

                                                      1996
                                                   -----------
                                                   (Unaudited)
Pro forma revenues                                 $  217,205
Pro forma net loss                                     (3,640)
Pro forma net loss per share                       $     (.63)

The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of 1996.

NOTE F -- DEBT

Debt is summarized as follows (in thousands):

                                                      1998              1997
                                                   -----------       -----------
9 3/4% Senior Notes due 2003                       $  270,000        $  270,000
Bank credit facility                                   22,000             8,000
Industrial revenue bond financings,
  equipment loans and other                            11,572            17,400
                                                   -----------       -----------
                                                      303,572           295,400
Less current maturities                                (5,549)          (13,786)
                                                   -----------       -----------
Long-term debt                                     $  298,023        $  281,614
                                                   ===========       ===========

At December 31, 1998, required principal payments by year are as follows: $5.5 million in 1999 (including $3 million of revolving credit borrowings repaid in January), $19.4 million in 2000, $8.7 million in 2002, and $270 million in 2003.

In September 1997, the Company issued $50 million of 9 3/4% Senior Notes due 2003, Series B, having substantially the same terms and maturity date as the Company's existing $220 million of Senior Notes. All of the Senior Notes (10.4% effective rate including amortization of issuance costs) are redeemable, in whole or in part, at the Company's option at 104.9% of principal amount, declining to 100% by June 15, 2001. Upon a change in control, the Company must offer to purchase the Senior Notes at 101% of principal amount. The Senior Notes indenture contains restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

The Company's bank credit facility provides $43.8 million of revolving credit borrowing and letter of credit capacity, which declines to $38.3 million in January 2000, $20 million in March 2000 and terminates in January 2001. Interest on borrowings is at the bank's prime rate plus 1.25% (prime rate was 8.25% at December 31, 1998) or at Eurodollar rates plus 2.5% (Eurodollar rate was approximately 5.45% at December 31, 1998). The commitment fee is currently .5% per annum on the unutilized portion of the facility. Outstanding letter of credit fees are currently 2.75% per annum. The facility (1) is secured by accounts receivable, the Company's investments in stock and intercompany notes of its subsidiaries, and a portion of the Company's equipment, (2) prohibits the payment of cash dividends, and (3) contains covenants that require the Company to meet certain financial ratios and tests. At December 31, 1998, $5.7 million of standby letters of credit were outstanding under the facility (approximately $3.7 million of which secure liabilities already reflected in the consolidated balance sheet).

An $8.5 million industrial revenue bond financing carries an effective interest rate of 9.3%. Equipment loans and other debt carry a weighted average effective interest rate of 8.8%.

NOTE G -- IU INTERNATIONAL ACQUISITION OBLIGATIONS

The Company has certain ongoing obligations resulting from the 1988 acquisition of IU International that are unrelated to current operations. Current liabilities include IU acquisition obligations of $2.7 million at December 31, 1998 and $3 million at December 31, 1997. These amounts represent ongoing obligations for insurance, employee benefits and other matters. In 1997 the Company paid $6.9 million and issued 51,760 shares of common stock valued at $.7 million to resolve an employee benefit dispute related to the IU International acquisition for the amount previously recorded in the financial statements. Non-current other liabilities include IU International acquisition obligations of $19 million at December 31, 1998 and $21 million at December 31, 1997 for insurance, employee benefits and income tax matters.

NOTE H -- STOCKHOLDERS' EQUITY

A total of 426,799 shares of the Company's common stock have been reserved for stock options (Note I). Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

In 1996 warrants to purchase 14,572 shares of the Company's common stock at forty-nine cents per share were exercised using the cashless exercise feature (by surrender of shares of common stock subject to the warrants).

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

The Company also maintains a stock option plan for outside directors that are not affiliated with Freeman Spogli & Co. Under the plan, on January 1 of each year each outside director is granted options to purchase 714 shares of the Company's common stock at the prior year-end market price. The plan also allows these directors to elect to receive below-market options in lieu of their annual directors' fees. In 1998 two directors and in 1997 and 1996 one director elected to receive such options in lieu of their $15,000 annual directors' fees. All options granted under the plan become exercisable on the following January 1.

In addition, three outside directors hold options, granted prior to 1995, to purchase 8,571 shares of the Company's common stock at exercise prices equal to the fair market value at the time of grant.

Option activity is summarized below:

                                                                       Weighted
                                       Number of Shares                -Average
                                  -----------------------------
                                                       Under           Exercise                  Range
                                                                                     -----------------------------
                                   Available          Option             Price          From               To
                                  -----------       -----------       -----------    -----------       -----------
Balance at January 1, 1996           207,309           227,376        $     29.89    $     17.50       $     58.63

  Granted                            (42,646)           42,646              25.32          18.38             27.56
  Exercised                                             (7,886)             19.60          17.50             25.38
  Canceled                            24,454           (24,454)             32.74          17.50             58.63
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1996         189,117           237,682              29.13          17.50             58.63

  Granted                            (15,140)           15,140              13.51          10.06             20.13
  Canceled                            24,701           (24,701)             27.49          17.50             57.75
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1997         198,678           228,121              28.27          10.63             57.75

  Granted                            (82,747)           82,747              14.34          13.60             21.00
  Canceled                            45,229           (45,229)             31.27          10.06             57.75
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1998         161,160           265,639              23.42          10.06             49.00
                                  ===========       ===========

Using the Black-Scholes option pricing model, the estimated per share weighted average fair values of stock options granted were $9.95 in 1998, $8.19 during 1997 and $15.12 during 1996. Assumptions made in determining the estimates of fair value include: risk-free interest rates of 4.7% in 1998, 5.5% in 1997 and 5.6% in 1996; a volatility factor of .58 in 1998, .48 in 1997 and .46 in 1996;
and a weighted-average expected life of 8 years for all three years.

Summarized information about stock options outstanding at December 31, 1998 is as follows:

                                      Weighted-
                                       Average        Weighted-                      Weighted-
    Range of          Number of       Remaining        Average        Number of       Average
    Exercise           Options       Contractual      Exercise         Options        Exercise
     Prices          Outstanding        Life           Price         Exercisable       Price
----------------     -----------     -----------     -----------     -----------     -----------
$10.06 to $21.00        119,161       7.8 years      $   15.20           37,298      $    17.07
$21.01 to $31.50        127,979       5.6                27.50          117,240           27.59
$31.51 to $49.00         18,499       0.5                48.16           18,499           48.16
                     -----------                                     -----------
$10.06 to $49.00        265,639       6.2                23.42          173,037           27.52
                     ===========                                     ===========

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except for per share amounts):


                                    1998              1997              1996
                                 -----------       -----------       -----------

Pro forma net (loss) income      $  (30,913)       $      213        $   (4,591)

Pro forma net (loss) income
  per share                      $    (5.32)       $      .04        $     (.82)

Because the Company's options vest over three or five year periods and only options granted after December 31, 1994 are reflected in the calculations, the pro forma disclosures are not likely to be representative of future pro forma amounts.

NOTE J -- BUSINESS SEGMENTS

The Company's  business segments,  which are organized by type of service,  are:
IMS, which provides recycling and other specialized services for the steel industry, and Technologies, which operates hazardous waste disposal landfills and provides waste management and stabilization services for the steel industry, as well as companies in other industries and governmental agencies.


Information by business segment for the three years ended December 31, 1998 is as follows (in thousands):


                                    1998              1997              1996
                                 -----------       -----------       -----------
REVENUES
  IMS                            $  191,438        $  185,587        $  180,002
  Technologies                       40,938            42,091            32,787
                                 -----------       -----------       -----------
                                 $  232,376        $  227,678        $  212,789
                                 ===========       ===========       ===========

UNUSUAL ITEM (CHARGES)
    CREDITS, NET
  IMS                            $   (2,851)      $        69        $   (1,697)
  Technologies                         (790)           (1,491)           (3,252)
  Corporate headquarters             (4,293)              122              (522)
                                 -----------       -----------       -----------
                                 $   (7,934)      $    (1,300)       $   (5,471)
                                 ===========       ===========       ===========

TOTAL OPERATING INCOME (LOSS)
  IMS                            $   23,614            26,563        $   31,971
  Technologies                       (1,586)           (1,664)           (8,012)
  Corporate headquarters             (7,035)           (3,908)           (5,084)
                                 -----------       -----------       -----------
                                 $   14,993        $   20,991        $   18,875
                                 ===========       ===========       ===========

                                    1998              1997              1996
                                 -----------       -----------       -----------
INDENTIFIABLE ASSETS
  IMS                            $  246,768        $  252,584        $  252,958
  Technologies                      131,440           131,231           130,683
  Corporate headquarters              9,248            29,487            41,404
                                 -----------       -----------       -----------
                                    387,456           413,302           425,045
  Discontinued operations                 -                 -            34,864
                                 -----------       -----------       -----------
                                 $  387,456        $  413,302        $  459,909
                                 ===========       ===========       ===========

DEPRECIATION AND AMORTIZATION
  IMS                            $   27,105        $   25,925        $   24,045
  Technologies                       11,275            10,807             7,569
  Corporate headquarters              1,051               789             1,398
                                 -----------       -----------       -----------
                                     39,431            37,521            33,012
  Discontinued operations                 -                 -             2,964
                                 -----------       -----------       -----------
                                 $   39,431         $  37,521        $   35,976
                                 ===========       ===========       ===========

CAPITAL EXPENDITURES
  IMS                            $   27,874         $  21,002        $   16,227
  Technologies                        7,714             8,342             4,761
  Corporate headquarters                  -                10                 5
                                 -----------       -----------       -----------
                                     35,588            29,354            20,993
  Discontinued operations                 -                 -               890
                                 -----------       -----------       -----------
                                 $   35,588         $  29,354        $   21,883
                                 ===========       ===========       ===========

Corporate headquarters expenses and assets support both segments but are not directly associated with either. Corporate assets consist principally of cash and cash equivalents, net deferred tax assets (in 1997 and 1996) and unamortized debt issuance costs.

Revenues from USX Corporation, the Company's largest steel industry customer, ranged from $41 to $46 million annually during the three years ended December 31, 1998. Accounts receivable due from USX Corporation totaled $3.6 million at December 31, 1998. At December 31, 1998, $26 million of consolidated accounts receivable result from services performed for domestic steel industry customers. IMS customers and operations are located throughout the United States and Canada. Technologies landfills are in Idaho and Ohio. Foreign operations are not significant.

The following table sets forth the percentage of total revenue contributed by each class of services during the three years ended December 31, 1997:

                                    1998              1997              1996
                                 -----------       -----------       -----------
Industrial recycling                69.6%             67.8%             70.5%

Specialized services                12.8%             13.7%             14.1%

Waste stabilization and disposal    17.6%             18.5%             15.4%
                                 -----------       -----------       -----------
                                   100.0%            100.0%            100.0%
                                 ===========       ===========       ===========

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


                                                      1998              1997
                                                   -----------       -----------
Change in benefit obligations
  Benefit obligations at beginning of year         $   21,585        $   19,205
  Service cost                                            564               700
  Interest cost                                         1,550             1,533
  Net actuarial losses                                    553             1,912
  Benefits paid                                        (2,886)           (1,811)
  Other                                                    77                46
                                                   -----------       -----------
  Benefit obligations at end of year               $   21,443        $   21,585
                                                   ===========       ===========

Change in plan assets:
  Fair value of plan assets at beginning of year   $   21,766        $   19,183
  Actual return on assets                               1,533             4,248
  Employer contributions                                  226               521
  Benefits paid                                        (2,886)           (1,811)
  Plan expenses                                          (312)             (347)
  Other                                                   (33)              (28)
                                                   -----------       -----------
                                                   $   20,294        $   21,766
                                                   ===========       ===========

Funded status                                      $   (1,149)       $      180
Unrecognized net actuarial losses (gains)                 393              (263)
Unamortized prior service cost decrease                (3,120)           (3,477)
Other                                                      (9)             (354)
                                                   -----------       -----------
Accrued pension cost                               $   (3,885)       $   (3,914)
                                                   ===========       ===========

Net periodic pension cost for defined benefit plans includes the following (in thousands):

                                    1998              1997              1996
                                 -----------       -----------       -----------
Service cost                     $      564        $      700        $      763
Interest cost                         1,550             1,533             1,386
Expected return on plan assets       (1,463)           (1,423)           (1,300)
Net amortization and deferral          (195)             (267)             (210)
                                 -----------       -----------       -----------
Net periodic pension costs       $      456        $      543        $      639
                                 ===========       ===========       ===========

The actuarial present value of projected benefit obligations was determined using discount rates of 7.25% in 1998 and 1997. The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5% in both years.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $1.2 million in 1998, $1.4 million in 1997 and $1.8 million in 1996.

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multiemployer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multiemployer pension plans. Costs for multiemployer pension plans amounted to $2.2 million in 1998, $1.8 million in 1997 and $1.6 million in 1996.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Costs for these plans amounted to $2.1 million in 1998, $2 million in 1997 and $1.6 million in 1996.

The Company also has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. The actuarially computed cost for these plans was $.3 million in 1998, $.4 million in 1997 and $.5 million in 1996. The Company funds postretirement benefits on a "pay-as-you-go" basis.

The Company incurred postretirement benefit obligations in connection with the IU International acquisition (Note G). Other long-term liabilities include $4.4 million of such obligations at December 31, 1998 and $4.6 million at December 31, 1997 based on a discount rate of 7.25%.

Future cost increases in health care benefits are assumed to be 8% in 1999, decreasing 1% per year to 5% to 2002 and remaining at that level thereafter.
Increasing these rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by $.2 million and would not have had a material impact on the cost for 1998.

NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION

Amortization in the consolidated statement of cash flows includes amortization of goodwill, landfill permits and deferred charges related to landfill closure together with non-cash interest costs. Changes in working capital include the following (in thousands):

                                    1998              1997              1996
                                 -----------       -----------       -----------
Accounts receivable              $      664        $   (2,000)       $    4,971
Other current assets                    446               425             1,611
Accounts payable and other
  current liabilities                (3,141)            1,304            (9,144)
                                 -----------       -----------       -----------
Cash used                        $   (2,031)       $     (271)       $   (2,562)
                                 ===========       ===========       ===========

Closure trust fund payments include the following activity (in thousands):

                                    1998              1997              1996
                                 -----------       -----------       -----------
Purchases of investments         $   (1,243)       $   (1,654)       $   (8,105)
Sales of investments                    171               139             6,575
                                 -----------       -----------       -----------
Cash used                        $   (1,072)       $   (1,515)       $   (1,530)
                                 ===========       ===========       ===========

Ongoing net cash flows related to the IU International acquisition are principally payments of non-recurring pre-acquisition obligations.

The Company paid interest of $28.8 million in 1998 and 1997 and $28.9 million in 1996.

The Company paid income taxes, net of refunds, of $1.4 million in 1998, $1.1 million in 1997 and $.8 million in 1996.

NOTE M -- FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments carried in the Company's consolidated balance sheet are as follows (in thousands):

                                     1998                         1997
                           -------------------------   -------------------------
                            Carrying        Fair        Carrying         Fair
                             Amounts       Values        Amounts        Values
                           -----------   -----------   -----------   -----------

Long-term debt             $  298,023    $  276,423    $  281,614    $  286,339
Other non-current assets
  and stock purchase loans      1,375         1,375         1,441         1,326

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

NOTE N -- RELATED PARTY TRANSACTION

One loan to an executive officer which originated to purchase common stock of the Company in January 1989 remains outstanding. The loan, as amended, bears interest at 6% and is due in April 1999. Each year half of the annual interest is payable in cash and half is added to the outstanding principal balance. The loan requires payment in full within 30 days of termination and provides for forgiveness in the event of the employee's death. As of December 31, 1998, the loan balance was $90,000 and accrued interest receivable totaled $47,345.

NOTE O -- COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for non-cancelable operating leases as of December 31, 1998 amount to $9.1 million in 1999, $7 million in 2000, $5.4 million in 2001, $3.9 million in 2002, $1.4 million in 2003 and $1.3 million thereafter. Operating leases are primarily for machinery and equipment. Rent expense was $11.6 million in 1998, $10.2 million in 1997 and $10.1 million in 1996.

At December 31, 1998, the Company had made commitments to spend $7.2 million for equipment additions.

The Company is required to maintain trust funds to secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded and currently require only the reinvestment of Idaho trust fund earnings that the Company includes in interest income.

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

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. In particular, such requirements not only can affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share amounts)

                             Fourth         Third        Second         First
                             Quarter       Quarter       Quarter       Quarter
                           -----------   -----------   -----------   -----------
1998
Revenues                   $   52,124    $   57,710    $   62,963    $   59,579
Gross profit                    8,220        11,944        14,431        11,361
Unusual charges                (3,508)         (526)       (3,489)         (411)
Operating income (loss)        (1,065)        6,294         5,075         4,689
Net loss                      (23,921)*      (4,259)         (887)       (1,572)

Net loss per share         $    (4.12)   $     (.73)   $     (.15)   $     (.27)
                           ===========   ===========   ===========   ===========

*In the fourth quarter of 1998, the Company wrote off its deferred tax assets totaling $15.3 million.


                             Fourth         Third        Second         First
                             Quarter       Quarter       Quarter       Quarter
                           -----------   -----------   -----------   -----------
1997
Revenues                   $   58,701    $   57,149    $   57,231    $   54,597
Gross profit                   11,976        11,538        13,222        10,819
Unusual charges                 (800)          (500)            -             -
Operating income                4,473         5,613         6,837         4,068
Income (loss):
  Continuing operations        (3,274)       (3,857)            7        (1,338)
  Discontinued operations           -         1,300             -         8,300
  Cumulative effect of
    change in accounting         (639)            -             -             -
  Net income (loss)            (3,913)       (2,557)            7         6,962

Income (loss) per share:
  Continuing operations    $     (.56)   $     (.66)   $        -    $     (.23)
  Discontinued operations                       .22                        1.44
  Cumulative effect of
    change in accounting         (.11)
                           -----------   -----------   -----------   -----------
    Net income (loss)      $     (.67)   $     (.44)   $        -    $     1.21
                           ===========   ===========   ===========   ===========

Due to rounding, quarterly per share amounts do not necessarily add to the full year amounts.

                          ENVIROSOURCE, INC.                         SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1997, and 1996
                             (Dollars in thousands)

                                                                   Additions
                                                        -----------------------------
                                      Balance at         Charged to       Charged to                        Balance at
                                      Beginning          costs and          other        Deductions           end of
Description                           of period          expenses          accounts          (A)              period
-----------                           -----------       -----------       -----------    -----------       -----------
  1998
  ----
  Allowance for doubtful accounts     $      701        $      728                       $      384        $    1,045
                                      ===========       ===========                      ===========       ===========

  1997
  ----
  Allowance for doubtful accounts     $    1,220        $      158                       $      677        $      701
                                      ===========       ===========                      ===========       ===========


  1996
  ----
  Allowance for doubtful accounts     $      729        $      728                       $      237        $    1,220
                                      ===========       ===========                      ===========       ===========




(A) Amounts written off.

                                  EXHIBIT INDEX

Number                Description                          Page

4.14        Sixth Amendment to the Credit Agreement      EXHIBIT 1

21.1        Subsidiaries of the Company                  EXHIBIT 2

23.1        Consent of Ernst & Young LLP                 EXHIBIT 3