Form 10-Q
period 1999-03-31
ENVIROSOURCE INC
filed 1999-05-11
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ---------

                  Commission file number 1-1363

                        Envirosource, Inc.
     (Exact name of Registrant as specified in its charter)

          Delaware                            34-0617390
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)


          1155 Business Center Drive, Horsham, Pennsylvania 19044-3454
  (Address of principal executive offices)           (Zip Code)

                                 (215) 956-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ----- --

The number of shares outstanding of the Registrant's Common Stock as of the close of business on May 7, 1999 was 5,813,394.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
         --------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   March 31,        December 31,
                                                     1999              1998
                                                  -----------       -----------
                                                  (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                       $    2,837        $    5,134
  Accounts receivable, less allowance for
    doubtful accounts of $1,196 in 1999
    and $1,045 in 1998                                35,992            32,305
  Other current assets                                 3,403             3,520
                                                  -----------       -----------
    Total current assets                              42,232            40,959

Property, plant and equipment, at cost               283,478           304,324
  Less allowance for depreciation                   (138,695)         (157,387)
                                                  -----------       -----------
                                                     144,783           146,937

Goodwill, less amortization                          126,723           127,931
Closure trust funds and deferred charges,
  less amortization                                   32,275            33,205
Landfill permits, less amortization                   22,584            22,974
Other assets                                          15,089            15,450
                                                  -----------       -----------
                                                  $  383,686        $  387,456
                                                  ===========       ===========


See notes to consolidated financial statements.

                               ENVIROSOURCE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                             (Dollars in thousands)


                                                   March 31,        December 31,
                                                     1999              1998
                                                  -----------       -----------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   12,747        $   10,949
  Salaries, wages and related benefits                 8,073             7,370
  Insurance obligations                                4,495             4,588
  Interest                                             8,221             1,412
  Other current liabilities                           12,313            11,535
  Current portion of debt                              2,387             5,549
                                                  -----------       -----------
    Total current liabilities                         48,236            41,403


Long term debt:
  9 3/4% Senior Notes due 2003                       270,000           270,000
  Other long term debt                                26,791            28,023

Other liabilities                                     37,785            38,187

Stockholders' equity:
  Common stock, par value $.05 per share,
    shares authorized - 20,000,000,
    shares issued and outstanding -
    5,813,394 in 1999 and 1998                           291               291
  Capital in excess of par value                     175,969           175,969
  Accumulated deficit                               (173,835)         (164,771)
  Accumulated other comprehensive income              (1,461)           (1,556)
  Stock purchase loan receivable from
    officer                                              (90)              (90)
                                                  -----------       -----------
    Total stockholders' equity                           874             9,843
                                                  -----------       -----------
                                                  $  383,686        $  387,456
                                                  ===========       ===========


See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (In thousands, except for per share amounts)


                                                  Three Months Ended March 31,
                                                     1999              1998
                                                  -----------       -----------
Revenues                                          $   48,283        $   59,579

Cost of revenues                                      40,236            48,218
Selling, general and
  administrative expenses                              6,254             6,261
Unusual charges                                        2,964               411
                                                  -----------       -----------
Operating (loss) income                               (1,171)            4,689

Interest income                                          183               237
Interest expense                                      (7,807)           (7,586)
                                                  -----------       -----------
Loss before income taxes                              (8,795)           (2,660)

Income tax (expense) benefit:
  Current                                               (269)             (283)
  Deferred                                                 -             1,371
                                                  -----------       -----------
Net loss                                          $   (9,064)       $   (1,572)
                                                  ===========       ===========
Net loss per share                                $    (1.56)       $     (.27)
                                                  ===========       ===========
Weighted average shares                                5,813             5,813


See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                  Three Months Ended March 31,
                                                     1999              1998
                                                  -----------       -----------

OPERATING ACTIVITIES
Net loss                                          $   (9,064)       $   (1,572)
Adjustments to reconcile net loss
  to cash provided by operating activities:
    Deferred income taxes                                  -            (1,371)
    Depreciation                                       6,379             6,983
    Amortization                                       2,774             3,063
    Unusual charges, net of payments                   1,298              (591)
    Changes in working capital                         5,547             7,122
    Other                                                162                90
                                                  -----------       -----------
Cash provided by operating activities                  7,096            13,724

INVESTING ACTIVITIES
Property, plant and equipment:
  Additions                                           (5,358)           (7,818)
  Proceeds from dispositions                             735               182
Landfill permit additions and closure
  expenditures                                          (113)             (664)
Closure trust fund recovery (payments), net              634              (190)
Ongoing cash flows related to
  IU International acquisition                          (625)             (662)
Other                                                   (272)             (252)
                                                  -----------       -----------
Cash used by investing activities                     (4,999)           (9,404)

FINANCING ACTIVITIES
Debt issuance                                         22,000             2,000
Debt repayment                                       (26,394)           (9,003)
                                                  -----------       -----------
Cash used by financing activities                     (4,394)           (7,003)
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS
  Decrease during the period                          (2,297)           (2,683)
  Beginning of year                                    5,134             9,942
                                                  -----------       -----------
  End of period                                   $    2,837        $    7,259
                                                  ===========       ===========


See notes to condensed consolidated financial statements.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comprehensive  Income:  The  components of  comprehensive  income for the  three
---------------------
months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                     1999              1998
                                                  -----------       -----------
Net loss                                          $   (9,064)       $   (1,572)
Canadian translation adjustment                           95                61
                                                  -----------       -----------
Comprehensive income (loss)                       $   (8,969)       $   (1,511)
                                                  ===========       ===========

NOTE B -- UNUSUAL CHARGES

The Company initiated a profit improvement program in the first quarter of 1998. Costs incurred during the three month period ended March 31, 1998 totaled $.4 million and consisted of $.3 million of employee severance and $.2 million of program consulting fees and expenses reduced by a $.1 million gain from the disposition of excess equipment. Costs incurred during the three months ended March 31, 1999 totaled $3 million and consist of $2.3 million of employee severance and $.7 million of program consulting fees and expenses.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C -- BUSINESS SEGMENTS

Information by business segment for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                     1999              1998
                                                  -----------       -----------
Revenues
  IMS                                             $   42,101        $   49,425
  Technologies                                         6,182            10,154
                                                  -----------       -----------
                                                  $   48,283        $   59,579
                                                  ===========       ===========

Unusual item (charges) credits, net
  IMS                                             $      (45)       $      151
  Technologies                                          (530)                -
  Corporate headquarters                              (2,389)             (562)
                                                  -----------       -----------
                                                  $   (2,964)       $     (411)
                                                  ===========       ===========

Total operating income (loss)
  IMS                                             $    3,810        $    6,228
  Technologies                                        (2,125)              (77)
  Corporate headquarters                              (2,856)           (1,462)
                                                  -----------       -----------
                                                  $   (1,171)        $   4,689
                                                  ===========       ===========

NOTE D -- OTHER INFORMATION

As of March 31, 1999, $5.7 million of standby letters of credit and $18 million of revolving credit borrowings were outstanding under the Company's $43.8 million bank credit facility.

During the three months ended March 31, 1999 and 1998, the Company paid interest of $.5 million and $.3 million.

Current income tax expense consists of state and foreign income taxes. In each of the three months ended March 31, 1999 and 1998, the Company made cash income tax payments of $.3 million.

NOTE E -- COMMITMENTS AND CONTINGENCIES

As of March 31, 1999, the Company is committed to spend an additional $6.1 million for equipment.

As of March 31, 1999, the Company is contingently liable for $5.7 million of standby letters of credit outstanding under its bank credit agreement, including $3.5 million that secure liabilities already reflected in the condensed consolidated balance sheet.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -- COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company is required to maintain trust funds to secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded and currently require only the reinvestment of Idaho trust fund earnings that the Company includes in interest income. In the three months ended March 31, 1999, the Company recovered from the Idaho trust fund $790,000 that was in excess of current requirements.

The Company's Ohio and Idaho facilities hold operating permits issued by state and federal environmental agencies under the Resource Conservation and Recovery Act that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide landfill capacity in its approved disposal cells well into the next decade.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         -------------------------


RESULTS OF OPERATIONS

                                                                 1999
                                 Three months ended          better/(worse)
                                      March 31,                than 1998
                              ------------------------  ------------------------
                                 1999         1998         Amount         %
                              -----------  -----------  -----------  -----------
                                     (Dollars in thousands)
Revenues
  IMS                         $   42,101   $   49,425   $   (7,324)    (14.8%)
  Technologies                     6,182       10,154       (3,972)    (39.1%)
                              -----------  -----------  -----------
                              $   48,283   $   59,579   $  (11,296)    (19.0%)
                              ===========  ===========  ===========

Gross profit
  IMS                         $    8,144   $   10,373   $   (2,229)    (21.5%)
  Technologies                       (97)         988       (1,085)   (109.8%)
                              -----------  -----------  -----------
                              $    8,047   $   11,361   $   (3,314)    (29.2%)
                              ===========  ===========  ===========

Operating income (loss)
  IMS                         $    3,855   $    6,077   $   (2,222)    (36.6%)
  Technologies                    (1,595)         (77)      (1,518)      -
  Corporate headquarters            (467)        (900)         433      48.1%
  Unusual charges                 (2,964)        (411)      (2,553)      -
                              -----------  -----------  -----------
                              $   (1,171)  $    4,689   $   (5,860)   (125.0%)
                              ===========  ===========  ===========


         IMS revenues decreased as compared to the 1998 first quarter. The revenue decrease is attributable to the overall steel industry slowdown (fewer melt tons being processed by the Company's steel industry customers), a reduction in slag and scrap sales to third parties, and the late 1998 loss of a steel industry customer that contributed $2.5 million of revenues in the first quarter of 1998. Technologies first quarter revenues decreased as compared to the same period of 1998 due to a reduction in the volume of waste processed, the processing of a greater proportion of lower-priced clean-up project business and because of competitive market conditions.

         IMS's and Technologies' gross profit decreased primarily due to the reasons noted above.

         Selling, general and administrative expenses were comparable to the 1998 first quarter.

         The Company initiated a profit improvement program in the first quarter of 1998. Unusual charges incurred during the three month period ended March 31, 1998 totaled $.4 million and consisted of $.3 million of employee severance and $.2 million of program consulting fees and expenses reduced by a $.1 million gain from the disposition of excess equipment. Unusual charges incurred during the three month period ended March 31, 1999 related to the Company's profit improvement program totaled $3 million and consisted of $2.3 million of employee severance and $.7 million of program consulting fees and expenses.

         Interest expense for the period increased as debt levels were slightly higher in 1999.

         Due to the factors described above, the 1999 net loss was $9.1 million as compared with the 1998 net loss of $1.6 million.

DEFERRED INCOME TAXES

         The $1.4 million deferred income tax benefit recognized in the 1998 first quarter was determined using the effective federal income tax rate that was then expected for the year. The benefit varied from the amount computed by applying the 35% federal statutory rate primarily due to the amortization of goodwill and the effect of state and Canadian income taxes. The benefit was reversed later in 1998 and in the fourth quarter of 1998 all of the Company's net deferred tax assets were charged against operations to reduce to zero the carrying value of its net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs and debt service obligations. Historically, the Company has met such requirements with cash flows generated by operations and with additional debt financing.

         The Company expects 1999 capital expenditures of $20 to $25 million, primarily for equipment replacements and new services. Through March 31, 1999, the Company spent $5.4 million for capital additions and is committed for an additional $6.1 million.

         Technologies' landfill permits require the Company to fund closure and post-closure monitoring and maintenance obligations by maintaining essentially non-refundable trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded. In the quarter ended March 31, 1999, the Company recovered from the Idaho trust fund $790,000 that was in excess of current requirements.

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

         The Company has completed an assessment of its computer information systems. In the normal course of business, the Company has purchased new software packages for most of its computer systems and is currently purchasing and implementing new software for the rest. The Company is presently testing Year 2000-compliant upgrades to its core financial and operational software, and expects to implement such upgraded software by the end of the second quarter of 1999. The Company recently implemented a Year 2000-compliant application to support its hazardous waste landfill operations. By mid-1999, all of the Company's other software will be upgraded, through routine software releases from reliable software suppliers, to accommodate the Year 2000 transition. The Company has not incurred and does not anticipate incurring material incremental costs for Year 2000 issues relating to its computer information systems since all updates or replacements of such systems shall have occurred in the ordinary course of business and the Company expects to be in compliance by the end of 1999.

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

4.10- Second Amendment, dated as of December 23, 1996, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit
               4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-1363)).

4.11- Third Amendment, dated effective as of June 30, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties hereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-1363)).

4.12- Fourth Amendment, dated as of September 23, 1997, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit
               4.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-1363)).

4.13- Fifth Amendment, dated as of March 5, 1998, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit
               4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 (File No. 1-1363)).

4.14- Sixth Amendment, dated as of March 26, 1999, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit
               4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1998 (File No. 1-1363)).

4.15*- Seventh Amendment, dated as of April 9, 1999, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent.

10.1- Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

10.2- Promissory Note of Louis A. Guzzetti, Jr., dated March 31, 1998, payable to the Company, amending and replacing the Promissory Note dated March 31, 1993 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1363)).

10.3-          Promissory  Notes  of Aarne Anderson, George E. Fuehrer and Louis
               A. Guzzetti, Jr., dated as of March 31, 1998, payable to the Company, amending and replacing the Promissory Notes dated April 1, 1993(incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1363)).

10.4*- Amendment To Note Related To Stock Purchase, dated as of January 15, 1999, between the Company and Louis A. Guzzetti, Jr.

10.5*- Amendment To Note Related To Stock Purchase, dated as of February 12, 1999, between the Company and George E. Fuehrer.

10.6*- Promissory Note of Aarne Anderson, dated March 31, 1999, payable to the Company, amending and replacing the Promissory Note dated March 31, 1998.

10.7- Stock Option Agreement, dated March 18, 1992, between the Company and Raymond P. Caldiero (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

10.8- Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

10.9- Amendment, dated August 5, 1993, to the Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993(File No. 33-46930)).

10.10- Stock Option Agreement, dated August 5, 1993, between the Company and Wallace B. Askins (incorporated herein by reference to Exhibit 10.23 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

10.11- Envirosource, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

10.12- Envirosource, Inc. Stock Option Plan for Non-Affiliated Directors, dated as of January 1, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

10.13- Supplemental Executive Retirement Plan of the Company, effective January 1, 1995 (incorporated herein by reference to Exhibit
               10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

10.14- Envirosource, Inc. 1999 Stock Option Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement filed April 30, 1999, in respect of its 1999 Annual Meeting of Stockholders (File No. 1-1363)).

10.15- Employment Agreement, dated November 5, 1996, between the Company and Aarne Anderson (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

10.16- Employment Agreement, dated November 5, 1996, between the Company and William B. Davis (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363)).

10.17- Employment Agreement, dated November 5, 1996, between the Company and James C. Hull (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 1-1363))

10.18*- Confidential Severance Agreement, dated as of January 15, 1999, between the Company and Louis A. Guzzetti, Jr.

10.19*- Employment Agreement, dated as of January 20, 1999, between the Company and John T. DiLacqua.

10.20*- Confidential Severance Agreement, dated as of February 12, 1999, between the Company and George E. Fuehrer.

10.21*- Letter Agreement, dated February 15, 1999, between the Company and John C. Heenan.

10.22*- Letter Agreement, dated March 23, 1999, between the Company and James C. Hull.

  * Filed herewith.

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

Dated: May 11, 1999


                                                     ENVIROSOURCE, INC.



                                                     By: /s/James C. Hull
                                                         ----------------
                                                         Vice President and
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Number                   Description                                     Page

 4.15           Seventh Amendment to the Credit Agreement              EXHIBIT 1

10.4            Amendment To Note Related To Stock Purchase,           EXHIBIT 2
                dated as of January 15, 1999, between the Company and Louis A. Guzzetti, Jr.

10.5            Amendment To Note Related To Stock Purchase,           EXHIBIT 3
                dated as of February 12, 1999, between the Company and George E. Fuehrer.

10.6            Promissory Note of Aarne Anderson, dated               EXHIBIT 4
                March 31, 1999, payable to the Company, amending and replacing the Promissory Note dated March 31, 1998.

10.18           Confidential Severance Agreement, dated as of          EXHIBIT 5
                January 15, 1999, between the Company and
                Louis A. Guzzetti, Jr.

10.19           Employment Agreement, dated as of January              EXHIBIT 6
                20, 1999, between the Company and John T. DiLacqua.

10.20           Confidential Severance Agreement, dated as of          EXHIBIT 7
                February 12, 1999, between the Company and
                George E. Fuehrer.

10.21           Letter Agreement, dated February 15, 1999,             EXHIBIT 8
                between the Company and John C. Heenan.

10.22           Letter Agreement, dated March 23, 1999,                EXHIBIT 9
                between the Company and James C. Hull.