Form 10-Q
period 1999-06-30
ENVIROSOURCE INC
filed 1999-08-13
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the Registrant's Common Stock as of the close of business on August 10, 1999 was 5,813,394.

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
         ---------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                  June 30,     December 31,
                                                   1999            1998
                                                ------------   ------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $     5,829    $     5,134
  Accounts receivable, less allowance
  for doubtful accounts                              33,792         32,305
  Other current assets                                3,720          3,520
                                                ------------   ------------
    Total current assets                             43,341         40,959

Property, plant and equipment, at cost              284,689        304,324
  Less accumulated depreciation                    (143,561)      (157,387)
                                                ------------   ------------
                                                    141,128        146,937

Goodwill, less accumulated amortization             125,514        127,931
Closure trust funds and deferred charges,
  less accumulated amortization                      32,081         33,205
Landfill permits, less accumulated
  amortization                                       22,082         22,974
Other assets                                         14,339         15,450
                                                ------------   ------------
                                                $   378,485    $   387,456
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                              $    13,746    $    10,949
  Accruals and other current liabilities             27,522         24,905
  Current portion of debt                             7,560          5,549
                                                ------------   ------------
    Total current liabilities                        48,828         41,403

Long-term debt:
  9 3/4% Senior Notes due 2003                      270,000        270,000
  Other long-term debt                               21,727         28,023
                                                ------------   ------------
    Total long-term debt                            291,727        298,023

Other long-term liabilities                          40,013         38,187

Stockholders' (deficit) equity:
  Common stock                                          291            291
  Capital in excess of par value                    175,969        175,969
  Accumulated deficit                              (176,923)      (164,771)
  Accumulated other comprehensive losses             (1,330)        (1,556)
  Stock purchase loan receivable from officer           (90)           (90)
                                                ------------   ------------
    Total stockholders' (deficit) equity             (2,083)         9,843
                                                ------------   ------------
                                                $   378,485    $   387,456
                                                ============   ============

                             See accompanying notes.

                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                    Three Months Ended June 30,    Six Months Ended June 30,
                                    ---------------------------   ---------------------------
                                        1999           1998           1999           1998
                                    ------------   ------------   ------------   ------------

Revenues                            $    53,837    $    62,963    $   102,120    $   122,542
Expenses:
  Cost of revenues                       35,955         40,265         69,134         80,479
  Selling, general and
    administrative                        4,088          4,284          8,729          8,981
  Depreciation and amortization
    (less interest amortization)          9,061          9,850         17,731         19,418
  Unusual charges                            --          3,489          2,964          3,900
                                    ------------   ------------   ------------   ------------
    Total expenses                       49,104         57,888         98,558        112,778
                                    ------------   ------------   ------------   ------------

Operating income                          4,733          5,075          3,562          9,764

Interest income                             166            282            349            519
Interest expense                         (7,718)        (7,521)       (15,525)       (15,107)
                                    ------------   ------------   ------------   ------------

Loss before income taxes                 (2,819)        (2,164)       (11,614)        (4,824)

Income tax (expense) benefit:
  Current                                  (269)          (320)          (538)          (603)
  Deferred                                   --          1,597             --          2,968
                                    ------------   ------------   ------------   ------------
    Total income tax (expense)
      benefit                              (269)         1,277           (538)         2,365
                                    ------------   ------------   ------------   ------------

Net loss                            $    (3,088)   $      (887)   $   (12,152)   $    (2,459)
                                    ============   ============   ============   ============

Net loss per share                  $     (0.53)   $     (0.15)   $     (2.09)   $     (0.42)
                                    ============   ============   ============   ============

Weighted average shares                   5,813          5,816          5,813          5,816
                                    ============   ============   ============   ============


                             See accompanying notes.

                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                      $   (12,152)   $    (2,459)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
      Deferred income taxes                              --         (2,968)
      Depreciation                                   13,067         14,111
      Amortization                                    5,650          6,179
      Unusual charges, net of payments                  401          2,307
      Changes in working capital                      1,759         (7,576)
      Other                                             321          1,046
                                                ------------   ------------
        Cash provided by operating activities         9,046         10,640

INVESTING ACTIVITIES:
  Property, plant and equipment:
    Additions                                        (8,693)       (19,685)
    Proceeds from dispositions                        1,163            857
  Landfill permit additions and closure
    expenditures                                       (193)        (1,564)
  Closure trust fund recovery (payments), net           496           (413)
  Ongoing net cash flows related to
    IU International acquisition                      3,353         (1,515)
  Other                                                (192)          (554)
                                                ------------   ------------
        Cash used for investing activities           (4,066)       (22,874)

FINANCING ACTIVITIES:
  Revolving credit facility:
    Borrowings                                       43,000         28,000
    Repayments                                      (46,000)       (15,000)
                                                ------------   ------------
                                                     (3,000)        13,000
  Other debt repayment                               (1,285)        (4,844)
                                                ------------   ------------
        Cash (used for) provided by financing
          activites                                  (4,285)         8,156
                                                ------------   ------------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) during the period                 695         (4,078)
  Beginning of year                                   5,134          9,942
                                                ------------   ------------
  End of period                                 $     5,829    $     5,864
                                                ============   ============


                             See accompanying notes.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- COMPREHENSIVE LOSS

The following table presents total comprehensive losses for the three-and six-month periods ended June 30, 1999 and 1998 (dollars in thousands):

                           Three Months Ended              Six Months Ended
                                 June 30,                      June 30,
                       ---------------------------   ---------------------------
                           1999           1998           1999           1998
                       ------------   ------------   ------------   ------------

Net loss               $    (3,088)   $      (887)    $  (12,152)   $    (2,459)
Canadian currency
  translation
  adjustment                   131           (148)           226            (87)
                       ------------   ------------   ------------   ------------
Comprehensive loss     $    (2,957)   $    (1,035)    $  (11,926)   $    (2,546)
                       ============   ============    ===========   ============

NOTE C -- UNUSUAL CHARGES

The Company initiated in the first quarter of 1998 a profit improvement program. Costs for the six months ended June 30, 1999 (incurred entirely during the 1999 first quarter) totaled $3 million and consisted of $2.3 million of employee severance and $.7 million of program consulting fees and expenses. Costs incurred during the six months ended June 30, 1998, most of which were incurred during the 1998 second quarter, totaled $3.9 million and consisted of $2.3 million related to excess equipment, $1.1 million of program consulting and $.5 million of severance.

NOTE D -- SEGMENT DISCLOSURE

Operating information for the Company's reportable segments for the three-and six-month periods ended June 30, 1999 and 1998 can be found in the tables on pages 7 and 8 of this Report. At June 30, 1999, there were no significant changes in identifiable assets of the Company's reportable segments from the amounts disclosed at December 31, 1998, nor were there any changes in the basis of segmentation or in the measurement of segment operating results.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -- OTHER INFORMATION

The Company currently has a $43.8 million bank credit facility that declines to $38.3 million by January, 2000, and declines further in subsequent periods until its termination in January, 2001. At June 30, 1999, $19 million of borrowings were outstanding, an additional $5.7 million is dedicated to cover standby letters of credit, and the remaining $19.1 million of the revolving credit facility is unused and available.

Included in the results of operations for the first six months and second quarter of 1998 are deferred tax benefits. These benefits totaled $3 million and $1.6 million, respectively, and were subsequently reversed in the third quarter of 1998, when the determination was made that the Company might not earn sufficient taxable income to realize the deferred tax benefits.

NOTE F -- COMMITMENTS AND CONTINGENCIES

The Company is required to maintain trust funds to secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded and currently require only the reinvestment of Idaho trust fund earnings that the Company includes in interest income. In the six months ended June 30, 1999, the Company recovered from the Idaho trust fund $790,000 that was in excess of current requirements.

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

At June 30, 1999, the Company is committed to spend $4.8 million for capital equipment.

                               ENVIROSOURCE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

                                Three Months Ended                  1999
                                      June 30,                Increase (decrease)
                            ---------------------------   ---------------------------
                                1999           1998          Amount           %
                            ------------   ------------   ------------   ------------
                                      (Dollars in thousands)
REVENUES
  IMS                       $    46,460    $    49,498    $    (3,038)      (6.1)%
  Technologies                    7,377         13,465         (6,088)     (45.2)%
                            ------------   ------------   ------------
                            $    53,837    $    62,963    $    (9,126)     (14.5)%
                            ============   ============   ============

GROSS PROFIT (LOSS)
  IMS                       $    10,959    $    11,360    $      (401)      (3.5)%
  Technologies                     (525)         3,071         (3,596)    (117.1)%
                            ------------   ------------   ------------
                            $    10,434    $    14,431    $    (3,997)     (27.7)%
                            ============   ============   ============

OPERATING INCOME (LOSS)
  IMS                       $     7,066    $     7,320    $      (254)
  Technologies                   (1,902)         1,878         (3,780)
  Corporate headquarters           (431)          (634)           203
                            ------------   ------------   ------------
                                  4,733          8,564         (3,831)     (44.7)%
  Unusual charges:
    IMS                           -----         (2,305)         2,305
    Technologies                  -----           (135)           135
    Corporate headquarters        -----         (1,049)         1,049
                            ------------   ------------   ------------
                                  -----         (3,489)         3,489
                            ------------   ------------   ------------
    CONSOLIDATED OPERATING
      INCOME                $     4,733    $     5,075    $      (342)      (6.7)%
                            ============   ============   ============


         Consolidated revenue in the second quarter of 1999 decreased compared with the same quarter of 1998 as a result of lower processing volumes in both of the Company's operating segments. The IMS segment revenue decrease was primarily due to lower production levels at the Company's steel mill customers, resulting from an industry-wide decrease in production by U.S. steel manufacturers. The loss of a steel industry customer in late 1998 that contributed $2.4 million of revenue to the 1998 second quarter also contributed to the IMS revenue decrease. Technologies segment revenues decreased significantly during the 1999 second quarter, due in part to an overall reduction in the volume of waste processed. Competitive market conditions also contributed to the Technologies revenue decrease, as did a change in the mix of services provided, as a higher proportion of lower-priced cleanup projects were processed during the 1999 second quarter.

         Consolidated gross profit for the second quarter of 1999 decreased compared with the same quarter of 1998, primarily due to the reasons noted above.

         Selling, general and administrative expenses for the 1999 second quarter did not change significantly from the same quarter of 1998.

         The Company initiated in the first quarter of 1998 a profit improvement program. Included in the 1998 second quarter results were unusual charges totaling $3.5 million, which consisted of $2.4 million to write down excess equipment to its net realizable value, $.9 million of program consulting fees and expenses, and $.2 million of severance costs.

                               ENVIROSOURCE, INC.

         Interest expense for the second quarter of 1999 did not change significantly from the same quarter of 1998.

         In the 1998 second quarter the Company recorded a $1.6 million deferred tax benefit. This tax benefit was subsequently reversed in the third quarter of 1998, when the determination was made that the Company might not earn sufficient taxable income to realize the deferred tax benefits.

         As a result of all the items discussed above, the Company recorded a net loss for the second quarter of 1999 totaling $3.1 million, compared with a 1998 second quarter net loss of $.9 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30

                                  Six Months Ended                   1999
                                      June 30,                Increase (decrease)
                            ---------------------------   ---------------------------
                                1999           1998          Amount           %
                            ------------   ------------   ------------   ------------
                                      (Dollars in thousands)
REVENUES
  IMS                       $    88,561    $    98,923    $   (10,362)     (10.5)%
  Technologies                   13,559         23,619        (10,060)     (42.6)%
                            ------------   ------------   ------------
                            $   102,120    $   122,542    $   (20,422)     (16.7)%
                            ============   ============   ============

GROSS PROFIT (LOSS)
  IMS                       $    19,103    $    21,733    $    (2,630)     (12.1)%
  Technologies                     (622)         4,059         (4,681)    (115.3)%
                            ------------   ------------   ------------
                            $    18,481    $    25,792    $    (7,311)     (28.3)%
                            ============   ============   ============

OPERATING INCOME (LOSS)
  IMS                       $    10,921    $    13,397    $    (2,476)
  Technologies                   (3,497)         1,801         (5,298)
  Corporate headquarters           (898)        (1,534)           636
                            ------------   ------------   ------------
                                  6,526         13,664         (7,138)     (52.2)%
  Unusual charges:
    IMS                             (45)        (2,154)         2,109
    Technologies                   (530)          (135)          (395)
    Corporate headquarters       (2,389)        (1,611)          (778)
                            ------------   ------------   ------------
                                 (2,964)        (3,900)           936
                            ------------   ------------   ------------
    CONSOLIDATED OPERATING
      INCOME                $     3,562    $     9,764    $    (6,202)     (63.5)%
                            ============   ============   ============


         Consolidated revenue for the first half of 1999 decreased compared with the first half of 1998 as a result of lower processing volumes in both operating segments. The IMS segment revenue decrease resulted in part from a 9% decrease in tons produced by the Company's steel mill customers in the first half of 1999 during an overall slowdown in the U.S. steel industry. In addition, the loss of a steel industry customer in late 1998 that had contributed $4.9 million of revenue to the first half of 1998 also contributed to the IMS revenue reduction, as did lower sales of steel by-products. Technologies segment revenues for the first half of 1999 decreased significantly, due in part to an overall reduction in the volume of waste processed. The first six months of 1999 were also negatively affected by a change in the mix of services provided, as a higher proportion of lower-priced cleanup projects were processed relative to the first six months of 1998, as well as overall competition in the waste processing markets.

                               ENVIROSOURCE, INC.

         Consolidated gross profit during the first half of 1999 decreased from the same period a year ago, primarily due to the reasons discussed in the preceding paragraph.

         Selling, general and administrative expenses for the first six months of 1999 did not significantly change from the same period of 1998.

         The Company initiated a profit improvement program in the first quarter of 1998. Unusual charges of the program for the first six months of 1999 totaled $3.0 million, incurred entirely during the first quarter of the year, and consisted of $2.3 million for employee severance and $.7 million of program consulting fees and expenses. For the first six months of 1998, such charges totaled $3.9 million, and consisted of $2.3 million of excess equipment write-downs, $1.1 million of consulting fees and expenses, and $.5 million of severance costs.

         Interest expense for the first six months of 1999 did not significantly change from the first half of 1998.

         During the first half of 1998, the Company recorded a $3.0 million deferred income tax benefit. This tax benefit was subsequently reversed in the third quarter of 1998, when the determination was made that the Company might not earn sufficient taxable income to realize the deferred tax benefits.

         Due to all the factors described above, the net loss for the first half of 1999 was $12.2 million, compared with a net loss of $2.5 million for the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs and debt service obligations. At June 30, 1999, the Company had negative working capital of $5.5 million, compared with negative working capital of $.4 million at December 31, 1998. The reduction was primarily due to an increase in payables and other accruals at June 30.

         The Company's capital additions are primarily for equipment replacements and providing new services, and are not expected to exceed $20 million for all of 1999. Through June 30, 1999, the Company spent $8.7 million for capital additions and has commitments to spend an additional $4.8 million.

         Technologies' landfill permits require the Company to fund closure and post-closure monitoring and maintenance obligations by maintaining trust funds. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded.

                               ENVIROSOURCE, INC.

         At June 30, 1999, the Company had $19.1 million available under its current $43.8 million bank credit facility. During the first half of 1999, the Company made net repayments totaling $3 million on the facility, compared with net borrowings of $13 million during the same period of 1998. Management intends to continue using cash flow from operations to further reduce its outstanding borrowings. At June 30, 1999, the Company was in compliance with all of the covenants of its bank credit facility. Management is currently in negotiations to obtain a new bank credit facility to replace the current one. It is intended that the new agreement would supply the Company with funding into the year 2003. Cash on hand, funds from operations and borrowing capacity under the current bank credit facility, or any subsequent facility, are expected to satisfy the Company's normal operating and debt service requirements.

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

         The Company has completed an assessment of its computer information systems. In the normal course of business, the Company has purchased new software packages for most of its computer systems and is currently purchasing and implementing new software for the rest. The Company has implemented Year 2000-compliant upgrades to its core financial and operational software. In addition, most of the Company's other software has been upgraded, through routine software releases from reliable software suppliers, to accommodate the Year 2000 transition. The remaining software that require upgrades to accommodate the Year 2000 transition will receive such upgrades in the normal course of business by the end of 1999. The Company has not incurred and does not anticipate incurring material incremental costs for Year 2000 issues relating to its computer information systems since all updates or replacements of such systems shall have occurred in the ordinary course of business.

         The Company has substantially completed an assessment of its non-information technology systems, including telecommunications and embedded systems. The Company has identified certain non-core systems that, in current operating form, may not accommodate the Year 2000 transition. These systems will be upgraded in the ordinary course of business, prior to December 31, 1999, and such upgrades are expected to accommodate the Year 2000 transition. Any additional non-information technology systems identified as possibly not being Year 2000 compliant will be upgraded or replaced as necessary to accommodate the Year 2000 transition by December 31, 1999. The costs of compliance for non-information technology systems that would not otherwise be replaced or upgraded in the ordinary course of business are not expected to be material.

                               ENVIROSOURCE, INC.

         The Company is also addressing the Year 2000 activities of its suppliers and customers. The Company has contacted its significant suppliers and customers, either through direct contact or reviews of their Year 2000 Readiness Disclosures, to determine if they are Year 2000 compliant, and if they are not, to inquire when such compliance is expected to occur. This information is used to assess the extent of interruption that could occur in the Company's operations if a supplier or customer were non-compliant. The Company has not received information from any of its significant suppliers or customers regarding Year 2000 readiness that would indicate the possibility of a material interruption of the Company's operations. There can be no guarantee that failure to address Year 2000 issues by a third party would not have a material adverse effect on the Company. However, the Company believes that its continuing communications with its suppliers and customers will minimize these risks.

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

                               ENVIROSOURCE, INC.

                           PART II - OTHER INFORMATION

ITEM 4.  Matters Submitted to a Vote of Security Holders.
         ------------------------------------------------

                  The Company's Annual Meeting of Stockholders was held at 10:00 a.m. on June 10, 1999. At such meeting, the following proposals were adopted by the margins indicated:

         a. To elect three members of Class A of the Board of Directors. The tabulation of the votes cast with respect to each such director is as follows:

                     John T.        Jeffrey G.        Jon D.
                     DiLacqua         Miller          Ralph
                    ----------      ----------      ----------

For                 5,111,617       5,111,626       5,111,604
Against                     0               0               0
Withheld               27,838          27,829          27,851
Abstain                     0               0               0
Broker Non-Vote             0               0               0

         b. To ratify and approve the adoption of the Envirosource, Inc. 1999 Stock Option Plan. The votes cast with respect to this item were as follows:
4,158,522 for; 288,799 against; 2,770 abstain; 0 broker non-votes.

                               ENVIROSOURCE, INC.

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                  (a)      Exhibits.
                           ---------

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

                               ENVIROSOURCE, INC.

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

                               ENVIROSOURCE, INC.

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

4.14 Sixth Amendment, dated as of March 26, 1999, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-1363)).

4.15 Seventh Amendment, dated as of April 9, 1999, to the Credit Agreement, dated as of December 19, 1995, among the Company, International Mill Service, Inc., the lenders parties thereto, NationsBank, N.A., as Administrative Agent, and Credit Lyonnais as Syndication Agent (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

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

                               ENVIROSOURCE, INC.

10.3             Promissory Notes of Aarne Anderson, George E. Fuehrer and Louis
                 A. Guzzetti, Jr., dated as of March 31, 1998, payable to the Company, amending and replacing the Promissory Notes dated April 1, 1993 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1363)).

10.4 Amendment To Note Related To Stock Purchase, dated as of January 15, 1999, between the Company and Louis A. Guzzetti, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.5 Amendment To Note Related To Stock Purchase, dated as of February 12, 1999, between the Company and George E. Fuehrer (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.6 Promissory Note of Aarne Anderson, dated March 31, 1999, payable to the Company, amending and replacing the Promissory Note dated March 31, 1998 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.7 Stock Option Agreement, dated March 18, 1992, between the Company and Raymond P. Caldiero (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

10.8 Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

10.9 Amendment, dated August 5, 1993, to the Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.22 to
                 Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

10.10 Stock Option Agreement, dated August 5, 1993, between the Company and Wallace B. Askins (incorporated herein by reference to Exhibit 10.23 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

10.11 Envirosource, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

                               ENVIROSOURCE, INC.

10.12 Envirosource, Inc. Stock Option Plan for Non-Affiliated Directors, dated as of January 1, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

10.13 Supplemental Executive Retirement Plan of the Company, effective January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

10.14 Envirosource, Inc. 1999 Stock Option Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement filed April 30, 1999, in respect of its 1999 Annual Meeting of Stockholders (File No. 1-1363)).

10.15 Confidential Severance Agreement, dated as of January 15, 1999, between the Company and Louis A. Guzzetti, Jr. (incorporated herein by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.16 Employment Agreement, dated as of January 20, 1999, between the Company and John T. DiLacqua (incorporated herein by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.17 Confidential Severance Agreement, dated as of February 12, 1999, between the Company and George E. Fuehrer (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.18 Letter Agreement, dated February 15, 1999, between the Company and John C. Heenan (incorporated herein by reference to Exhibit
                 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.19 Letter Agreement, dated March 23, 1999, between the Company and James C. Hull (incorporated herein by reference to Exhibit
                 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).


                  (b)      Reports on Form 8-K.
                           --------------------

        During the quarter ended June 30, 1999, the Company filed no current reports on Form 8-K.

                               ENVIROSOURCE, INC.

                                   SIGNATURES
                                   ----------


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999


                                                   ENVIROSOURCE, INC.


                                                   By: /s/ John C. Heenan
                                                       ------------------
                                                       John C. Heenan
                                                       Senior Vice President and
                                                         Chief Financial Officer