Form 10-Q
period 1999-09-30
ENVIROSOURCE INC
filed 1999-11-12
CIK 106752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock as of the close of business on November 10, 1999 was 5,813,394.

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
         ---------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                September 30,  December 31,
                                                    1999           1998
                                                ------------   ------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $     2,743    $     5,134
  Accounts receivable, less allowance
  for doubtful accounts                              36,375         32,305
  Other current assets                                3,770          3,520
                                                ------------   ------------
    Total current assets                             42,888         40,959

Property, plant and equipment, at cost              286,933        304,324
  Less accumulated depreciation                    (149,404)      (157,387)
                                                ------------   ------------
                                                    137,529        146,937

Goodwill, less accumulated amortization             119,327        127,931
Closure trust funds and deferred charges,
  less accumulated amortization                      31,796         33,205
Landfill permits, less accumulated
  amortization                                       21,224         22,974
Other assets                                         13,428         15,450
                                                ------------   ------------
                                                $   366,192    $   387,456
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                              $    16,511    $    10,949
  Accrued interest                                    8,105          1,412
  Other accruals and current liabilities             26,479         23,493
  Current portion of debt                             3,225          5,549
                                                ------------   ------------
    Total current liabilities                        54,320         41,403

Long-term debt:
  9 3/4% Senior Notes due 2003                      270,000        270,000
  Other long-term debt                                8,684         28,023
                                                ------------   ------------
    Total long-term debt                            278,684        298,023


Other long-term liabilities                          36,885         38,187

Stockholders' (deficit) equity:
  Common stock                                          291            291
  Capital in excess of par value                    175,969        175,969
  Accumulated deficit                              (178,556)      (164,771)
  Accumulated other comprehensive losses             (1,311)        (1,556)
  Stock purchase loan receivable from officer           (90)           (90)
                                                ------------   ------------
    Total stockholders' (deficit) equity             (3,697)         9,843
                                                ------------   ------------
                                                $   366,192    $   387,456
                                                ============   ============

                             See accompanying notes.

                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                           Three Months                  Nine Months
                                        Ended September 30,           Ended September 30,
                                    ---------------------------   ---------------------------
                                        1999           1998           1999           1998
                                    ------------   ------------   ------------   ------------

Revenues                            $    55,584    $    57,710    $   157,704    $   180,252
                                    ------------   ------------   ------------   ------------
Expenses:
  Cost of revenues                       36,284         37,809        105,418        118,288
  Selling, general and
    administrative                        3,393          3,551         12,122         12,532
  Depreciation and amortization
    (less interest amortization)         10,040          9,530         27,771         28,948
  Unusual charges                            --            526          2,964          4,426
                                    ------------   ------------   ------------   ------------
    Total expenses                       49,717         51,416        148,275        164,194
                                    ------------   ------------   ------------   ------------

Operating income                          5,867          6,294          9,429         16,058

Interest income                             338            376            687            895
Interest expense                         (7,571)        (7,683)       (23,096)       (22,790)
                                    ------------   ------------   ------------   ------------

Loss before income taxes                 (1,366)        (1,013)       (12,980)        (5,837)

Income tax expense:
  Current                                  (267)          (278)          (805)          (881)
  Deferred                                   --         (2,968)            --             --
                                    ------------   ------------   ------------   ------------
    Total income tax expense               (267)        (3,246)          (805)          (881)
                                    ------------   ------------   ------------   ------------

Net loss                            $    (1,633)   $    (4,259)   $   (13,785)   $    (6,718)
                                    ============   ============   ============   ============

Net loss per share                  $     (0.28)   $     (0.73)   $     (2.37)   $     (1.16)
                                    ============   ============   ============   ============

Weighted average shares                   5,813          5,813          5,813          5,813
                                    ============   ============   ============   ============


                             See accompanying notes.

                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                      $   (13,785)   $    (6,718)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
      Depreciation                                   20,085         20,922
      Amortization                                    9,189          9,339
      Unusual charges, net of payments                  (66)         1,793
      Changes in operating working capital            9,151             69
      Other                                             404          1,261
                                                ------------   ------------
        Cash provided by operating activities        24,978         26,666
                                                ------------   ------------

INVESTING ACTIVITIES:
  Property, plant and equipment:
    Additions                                       (12,484)       (28,459)
    Proceeds from dispositions                        1,544          1,326
  Landfill permit additions and closure
    expenditures                                       (223)        (1,582)
  Closure trust fund recovery (payments), net           198           (904)
  Ongoing net cash flows related to
    IU International acquisition                      5,407         (1,722)
  Other                                                (148)          (552)
                                                ------------   ------------
        Cash used for investing activities           (5,706)       (31,893)
                                                ------------   ------------

        Cash provided (used) before
          financing activities                       19,272         (5,227)
                                                ------------   ------------

FINANCING ACTIVITIES:
  Revolving credit facility:
    Borrowings                                       53,000         46,000
    Repayments                                      (73,000)       (43,000)
                                                ------------   ------------
                                                    (20,000)         3,000
  Other debt repayment                               (1,663)        (5,381)
                                                ------------   ------------
        Cash used for financing activities          (21,663)        (2,381)
                                                ------------   ------------

CASH AND CASH EQUIVALENTS:
  Decrease during the period                         (2,391)        (7,608)
  Beginning of year                                   5,134          9,942
                                                ------------   ------------
  End of period                               $       2,743    $     2,334
                                                ============   ============

                             See accompanying notes.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Quarterly operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date. Quarterly financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

 NOTE B -- COMPREHENSIVE LOSS

The following table presents total comprehensive losses for the three-and nine-month periods ended September 30, 1999 and 1998 (dollars in thousands):

                           Three Months Ended             Nine Months Ended
                              September 30,                 September 30,
                       ---------------------------   ---------------------------
                           1999           1998           1999           1998
                       ------------   ------------   ------------   ------------

Net loss               $    (1,633)   $    (4,259)   $   (13,785)   $    (6,718)
Canadian currency
  translation
  adjustment                    19           (248)           245           (335)
                       ------------   ------------   ------------   ------------
Comprehensive loss     $    (1,614)   $    (4,507)    $  (13,540)   $    (7,053)
                       ============   ============    ===========   ============

NOTE C -- UNUSUAL CHARGES

The Company initiated in the first quarter of 1998 a profit improvement program. Costs for the nine months ended September 30, 1999 (incurred entirely during the 1999 first quarter) totaled $3 million and consisted of $2.3 million of employee severance and $.7 million of program consulting fees and expenses. Costs incurred during the nine months ended September 30, 1998, most of which were incurred during the 1998 second quarter, totaled $4.4 million and consisted of $2.3 million related to excess equipment, $1.6 million of program consulting and $.5 million of severance.

NOTE D -- SEGMENT DISCLOSURE

Operating information for the Company's reportable segments for the three-and nine-month periods ended September 30, 1999 and 1998 can be found in the tables on pages 7 and 8 of this Report. At September 30, 1999, there were no significant changes in identifiable assets of the Company's reportable segments from the amounts disclosed at December 31, 1998, nor were there any changes in the basis of segmentation or in the measurement of segment operating results.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE E -- OTHER INFORMATION

The Company currently has a $43.8 million bank credit facility that declines to $38.3 million by January 2000, and declines further in subsequent periods until its termination in January 2001. At September 30, 1999, $2 million of borrowings were outstanding, an additional $5.7 million was dedicated to cover standby letters of credit, and the remaining $36.1 million of the revolving credit facility was unused and available.

Third quarter 1998 operating results include a charge totaling $3 million to reverse certain deferred tax benefits previously recognized by the Company. The reversal was made when management determined that the Company might not earn sufficient taxable income to realize the deferred tax benefits.


NOTE F -- COMMITMENTS AND CONTINGENCIES

The Company is required to maintain trust funds to secure its obligations to close its landfills and perform post-closure monitoring and maintenance procedures. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded and currently require only the reinvestment of Idaho trust fund earnings that the Company includes in interest income. In the nine months ended September 30, 1999, the Company recovered from the Idaho trust fund $790,000 that was in excess of current requirements.

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

At September 30, 1999, the Company is committed to spend approximately $7 million for capital equipment, part of which may be spent after December 31, 1999.

                               ENVIROSOURCE, INC.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                Three Months Ended                  1999
                                   September 30,              Increase (decrease)
                            ---------------------------   ---------------------------
                                1999           1998          Amount           %
                            ------------   ------------   ------------   ------------
                                      (Dollars in thousands)
REVENUES
  IMS                       $    46,182    $    47,841    $    (1,659)      (3.5)%
  Technologies                    9,402          9,869           (467)      (4.7)%
                            ------------   ------------   ------------
                            $    55,584    $    57,710    $    (2,126)      (3.7)%
                            ============   ============   ============
GROSS PROFIT
  IMS                       $    10,625    $    11,623    $      (998)      (8.6)%
  Technologies                      323            321              2        0.6 %
                            ------------   ------------   ------------
                            $    10,948    $    11,944    $      (996)      (8.3)%
                            ============   ============   ============
OPERATING INCOME (LOSS)
  IMS                       $     7,054    $     7,812    $      (758)
  Technologies                     (792)          (730)           (62)
  Corporate headquarters           (395)          (262)          (133)
                            ------------   ------------   ------------
                                  5,867          6,820           (953)     (14.0)%
  Unusual charges:
    IMS                           -----            (30)            30
    Technologies                  -----          -----          -----
    Corporate headquarters        -----           (496)           496
                            ------------   ------------   ------------
                                  -----           (526)           526
                            ------------   ------------   ------------
  CONSOLIDATED OPERATING
    INCOME                  $     5,867    $     6,294    $      (427)      (6.8)%
                            ============   ============   ============

         Consolidated revenue in the third quarter of 1999 decreased 3.7% compared with the same quarter of 1998. Both of the Company's operating segments reported lower revenues in the 1999 third quarter. The IMS segment revenue decrease was primarily due to the loss of a steel industry customer in late 1998 that had contributed $2.2 million of revenue to the 1998 third quarter. The Technologies segment revenue decrease was due primarily to a change in the mix of waste processed. Although the volume of waste processed increased in the 1999 third quarter compared with the same quarter of 1998, a higher proportion of the material was lower-priced cleanup business.

         Consolidated gross profit for the third quarter of 1999 decreased compared with the same quarter of 1998. The IMS segment's gross profit in the 1999 third quarter decreased from the same quarter a year ago, mostly due to the lower revenue. The Technologies segment's gross profit for the third quarter of 1999 was essentially unchanged from the 1998 third quarter.

          Selling, general and administrative expenses for the 1999 third quarter were 4.4% lower than the same quarter of 1998, reflecting benefits of the 1998 profit improvement program.

         Included in the 1998 third quarter operating results were unusual charges related to the profit improvement program totaling $.5 million, which consisted of program consulting fees and expenses. There were no unusual charges recorded in the 1999 third quarter.

                               ENVIROSOURCE, INC.

         Interest expense for the third quarter of 1999 decreased somewhat from the same quarter of 1998. Higher interest rates during the 1999 third quarter were more than offset by reductions in average outstanding borrowings on the Company's revolving credit facility.

         In the 1998 third quarter the Company recorded a charge totaling $3 million to reverse previously recorded deferred tax benefits. The reversal was made when management determined that the Company might not earn sufficient taxable income to realize the deferred tax benefits.

         As a result of all the items discussed above, the Company recorded a net loss for the third quarter of 1999 which was $2.6 million less than the 1998 third quarter net loss of $4.3 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                  Nine Months Ended                  1999
                                      September 30,           Increase (decrease)
                            ---------------------------   ---------------------------
                                1999           1998          Amount           %
                            ------------   ------------   ------------   ------------
                                      (Dollars in thousands)
REVENUES
  IMS                       $   134,743    $   146,764    $   (12,021)      (8.2)%
  Technologies                   22,961         33,488        (10,527)     (31.4)%
                            ------------   ------------   ------------
                            $   157,704    $   180,252    $   (22,548)     (12.5)%
                            ============   ============   ============

Gross profit (loss)
  IMS                       $    29,728    $    33,356    $    (3,628)     (10.9)%
  Technologies                     (299)         4,380         (4,679)    (106.8)%
                            ------------   ------------   ------------
                            $    29,429    $    37,736    $    (8,307)     (22.0)%
                            ============   ============   ============
Operating income (loss)
  IMS                       $    17,975    $    21,209    $    (3,234)
  Technologies                   (4,289)         1,071         (5,360)
  Corporate headquarters         (1,293)        (1,796)           503
                            ------------   ------------   ------------
                                 12,393         20,484         (8,091)     (39.5)%
  Unusual charges:
    IMS                             (45)        (2,184)         2,139
    Technologies                   (530)          (135)          (395)
    Corporate headquarters       (2,389)        (2,107)          (282)
                            ------------   ------------   ------------
                                 (2,964)        (4,426)         1,462
                            ------------   ------------   ------------
  CONSOLIDATED OPERATING
    INCOME                  $     9,429    $    16,058    $    (6,629)     (41.3)%
                            ============   ============   ============

         Consolidated revenue for the first nine months of 1999 decreased compared with the same period of 1998. Both operating segments reported lower revenues in the 1999 period. Revenues of the IMS segment decreased in part from the loss of a steel industry customer in late 1998 that had contributed $7.1 million of revenue to the 1998 nine-month period. Lower steel production in North America by the Company's ongoing steel mill customers also contributed to the decrease. Technologies segment revenues for the first nine months of 1999 decreased significantly, due in part to an overall reduction in the volume of waste processed. Technologies' revenues were also negatively affected by a change in the mix of material processed, as a higher proportion of material was lower-priced cleanup business, and by overall competition in the waste processing markets.

                               ENVIROSOURCE, INC.

         Consolidated gross profit during the first nine months of 1999 decreased from the same period a year ago. The IMS gross profit decrease was due to the revenue decrease discussed above. The Technologies segment experienced a gross loss for the first nine months of 1999, due in part to the revenue decline, and partly to proportionally higher fixed costs as a result of the volume decrease.

          Selling, general and administrative expenses for the first nine months of 1999 did not significantly change from the same period of 1998.

         Unusual charges of the profit improvement program initiated in 1998 totaled $3 million for the first nine months of 1999, and were incurred entirely during the first quarter of the year. The charges consisted of $2.3 million for employee severance and $.7 million of program consulting fees and expenses. For the first nine months of 1998, such charges totaled $4.4 million, and consisted of $2.3 million of excess equipment write-downs, $1.6 million of consulting fees and expenses, and $.5 million of severance costs.

         Interest   expense   for  the  first  nine   months  of  1999  did  not
significantly change from the same period of 1998.

          Due to all the factors described above, the net loss for the first nine months of 1999 was $7.1 million higher than the net loss recorded in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs and debt service obligations. At September 30, 1999, the Company had negative working capital of $11.4 million, compared with negative working capital of $.4 million at December 31, 1998. The reduction was primarily due to an increase in accrued interest on the Company's Senior Notes paid semiannually, and an increase in payables.

         The Company's capital additions are primarily for equipment replacements and providing new services, and are not expected to exceed $20 million for all of 1999. Through September 30, 1999, the Company spent $12.5 million for capital additions and had commitments to spend approximately $7 million more, part of which may be expended after year-end 1999.

         Technologies' landfill permits require the Company to fund closure and post-closure monitoring and maintenance obligations by maintaining trust funds, or other financial assurances. Based on current regulations, planned improvements to waste treatment facilities and permitted capacity, such trust funds are adequately funded.

         At September 30, 1999, the Company had $36.1 million available under its current $43.8 million bank credit facility. During the first nine months of 1999, the Company made net repayments totaling $20 million on the facility, compared with net borrowings of $3 million during the same period of 1998. Management intends to continue using cash flow from operations to further reduce its outstanding borrowings.

                               ENVIROSOURCE, INC.

         As of mid-November 1999, management has substantially completed negotiations to obtain a new bank credit facility to replace the existing one. It is intended that the new agreement would provide the Company with funding into the year 2003. Once the new agreement becomes effective, the Company expects to write-off, with no anticipated tax benefit, debt issuance costs related to the previous revolving credit facility. Such issuance costs were approximately $1 million at September 30, 1999. Cash on hand, funds from operations, and borrowing capacity under the current bank credit facility, or any subsequent facility, are expected to be sufficient to satisfy the Company's requirements.

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

         The Company has completed an assessment of its computer information systems. In the normal course of business, the Company has purchased new software packages for most of its computer systems. The Company has also implemented Year 2000-compliant upgrades to its core financial and operational software. Most of the Company's other software has been upgraded, through routine software releases from reliable software suppliers, to accommodate the Year 2000 transition. All of the remaining software applications are insignificant to the Company's operations and any such software applications that require upgrades to accommodate the Year 2000 transition will receive such upgrades prior to the end of 1999.

         The Company has not incurred and does not anticipate incurring material incremental costs for Year 2000 issues relating to its computer information systems since all updates or replacements of such systems to date have occurred in the ordinary course of business.

         The Company has also substantially completed an assessment of its non-information technology systems, including telecommunications and embedded systems. The Company has identified certain non-core systems that, in current operating form, may not accommodate the Year 2000 transition. These systems, and any others identified as possibly not being Year 2000 compliant, will be upgraded or replaced prior to December 31, 1999, and such upgrades or replacements are expected to accommodate the Year 2000 transition. The costs of compliance for non-information technology systems that would not otherwise be replaced or upgraded in the ordinary course of business were insignificant for the nine months ended September 30, 1999, and are not expected to be material through year-end 1999.

                               ENVIROSOURCE, INC.

         The Company is also addressing the Year 2000 activities of its suppliers and customers. The Company has contacted its significant suppliers and customers, either directly or by reviewing their Year 2000 Readiness Disclosures, to determine if they are Year 2000 compliant, and if they are not, to inquire when such compliance is expected to occur. This information is used to assess the extent of interruption that could occur in the Company's operations if a supplier or customer were non-compliant. The Company has not received information from any of its significant suppliers or customers regarding Year 2000 readiness that would indicate the possibility of a material interruption of the Company's operations. There can be no guarantee that failure to address Year 2000 issues by a third party would not have a material adverse effect on the Company. However, the Company believes that its continuing communications with its suppliers and customers will minimize these risks.


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

         The Company is preparing contingency plans to address Year 2000 risks for its most critical applications, though to date the Company is not aware of any potential Year 2000 failure in these applications, as noted above. Contingency plans will be developed as needed for other, non-core systems if it appears that the Company or its significant suppliers or customers will not be Year 2000 compliant and such noncompliance can be expected to have a material adverse impact on the Company's operations.

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

                               ENVIROSOURCE, INC.


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

                               ENVIROSOURCE, INC.


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

                               ENVIROSOURCE, INC.


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

                               ENVIROSOURCE, INC.


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

                               ENVIROSOURCE, INC.


                  (b)      Reports on Form 8-K.
                           --------------------

         On September 29, 1999 the Company filed a current report on Form 8-K, dated September 24, 1999, with respect to Item 4, and filed an amended current report on Form 8-K/A on October 12, 1999.

                               ENVIROSOURCE, INC.


                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999


                                                 ENVIROSOURCE, INC.


                                                 By:   /s/ John C. Heenan
                                                 ------------------------
                                                 John C. Heenan
                                                 Senior Vice President and Chief
                                                   Financial Officer