Form 10-K
period 1999-12-31
ENVIROSOURCE INC
filed 2000-03-29
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

         Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,490,376 as of March 1, 2000.

The number of shares outstanding of the Registrant's Common Stock as of the close of business on March 1, 2000 was 5,813,394.

                               ENVIROSOURCE, INC.

                                     PART I

ITEM 1.  Business.

THE COMPANY

         Envirosource, Inc. (the "Company") supplies industrial customers with specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. These services are generally provided pursuant to long-term contracts which enable the Company to integrate its processes with those of its customers. The Company's principal business segments are (a) the IMS segment, which provides the steel industry with slag processing, metal recovery, materials handling, scrap management and a wide range of specialty services, such as surface conditioning and high speed flame cutting of steel slabs; and (b) the Technologies segment, which provides hazardous waste treatment, stabilization and disposal services, regulatory assistance and laboratory services for the steel industry and other industrial and governmental customers.

         The Company conducts its operations exclusively through its subsidiaries. International Mill Service, Inc. and its subsidiaries ("IMS") constitute the IMS segment, and Envirosource Technologies, Inc. ("Technologies") and its subsidiaries constitute the Technologies segment.

         References herein to the Company include its subsidiaries as well as its Ohio predecessor, NEOAX, Inc., except where the context requires otherwise. "Note" references herein are to Notes to Consolidated Financial Statements appearing elsewhere in this Report.

DEVELOPMENT OF THE COMPANY

         The Company's predecessor was originally incorporated in Ohio in 1915 as White Motor Corporation. Its name was changed to Northeast Ohio Axle, Inc. when it emerged from reorganization proceedings in 1983 and was changed again in 1986 to NEOAX, Inc. ("NEOAX"). In 1987, NEOAX reincorporated in Delaware. In
1989, the Company changed its name to EnviroSource, Inc., and in 1998, to Envirosource, Inc.

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

         During 1993, the Company completed a comprehensive recapitalization that resulted in an affiliate of Freeman Spogli & Co. ("FS&Co") purchasing a significant amount of the Company's equity securities. As of December 31, 1999, FS&Co held approximately 47% of the outstanding shares of Common Stock of the Company. Also during 1993, the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "1993 Notes"). A significant portion of the

                               ENVIROSOURCE, INC.

proceeds from the sale of the 1993 Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998.

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

         In the first quarter of 1998, the Company embarked on a profit improvement program entitled "ENSO 2000" that was intended to lower costs and increase revenues significantly. Management believes that it has realized substantial benefits from this program and will continue to do so in 2000 and beyond.


BUSINESS SEGMENTS

         IMS

         The Company has served the steel industry for over 60 years. The Company believes it increases its customers' productivity by providing cost-effective and reliable on-site reclamation of steel and iron and a variety of other specialized services that are essential to the efficient functioning of steel mills.

         North America's steel mills operate in a highly competitive environment. Services that help to reduce their total process costs are therefore of significant value. IMS generally provides recycling and metal recovery operations under long-term contracts with a diversified customer base of over 50 steel mill sites in North America, including integrated mills, mini-mills and specialty mills. Using specially designed equipment, IMS provides a total recycling solution by processing slag (a co-product of steel production), recovering valuable metallics and selling the residual aggregate for road base and other uses. These services are economically and environmentally attractive. Moreover, the effective removal of slag on a continuous basis is critical to a steel mill's ability to remain in operation.

         The Company has pursued a strategy of building on its experience by offering an expanded range of services that enhance mill productivity and provide IMS with growth opportunities. These services include processing blast furnace iron scrap through an IMS-developed iron crushing process, as well as specialized materials handling. IMS's services also include a proprietary specialized steel slab surface conditioning process (called scarfing) that helps its customers increase product yields and improve product quality, while gaining measurable cost savings. This service is currently provided at seven steel mills.

                               ENVIROSOURCE, INC.

         Substantially all of IMS's services are provided on-site at steel mills, by IMS employees using IMS equipment. IMS's services are integrated with the operations of its customers, providing for strong working partnerships.

         IMS's  largest  site  is at USX  Corporation's  Gary  Works,  in  Gary,
Indiana, the largest steel mill in the U.S. During the three years ended December 31, 1999, USX Corporation contributed approximately 18 to 20 percent of the Company's consolidated revenues of continuing operations (including revenues attributable to services performed by the Technologies segment).

         Competition. Competition in IMS's markets is based primarily on quality
         -----------
of service, reliability, technology and price. In its core steel reclamation business, the Company believes that IMS services customers which account for approximately 25% of total domestic steel production. The Company believes that IMS has one large competitor and a number of smaller competitors, including several newer entrants. The Company believes that IMS's significant market share is based on its reliability, competitiveness, responsiveness to customer needs, reputation and breadth of experience.

         TECHNOLOGIES

         Technologies has been dedicated to the safe, economical treatment and disposal of industrial and hazardous wastes since 1976. Through its Envirosafe subsidiaries, Envirosafe Services of Ohio, Inc. and Envirosafe Services of Idaho, Inc. (collectively, "Envirosafe"), Technologies owns and operates two of the 19 hazardous waste landfills in the United States. Envirosafe services over 20 steel companies, as well as companies in other industries and government agencies.

         The Ohio and Idaho facilities hold operating permits, issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended ("RCRA"), that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide waste management services. Historically, the Company's hazardous waste treatment and disposal services business has been somewhat seasonal, with fewer waste remediation projects in the winter. However, the Company believes that the volume of electric arc furnace ("EAF") dust stabilized at its facilities has made this business less seasonal.

         Envirosafe and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. Such requirements not only can affect the demand for Envirosafe's services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that future changes in environmental compliance requirements could have a material effect on Technologies' future results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the Consolidated Financial Statements appearing elsewhere in this Report appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. Stringent interpretation of environmental laws and regulations governing hazardous waste treatment and disposal facilities by state and federal regulators also subjects Envirosafe to

                               ENVIROSOURCE, INC.

violations and fines from time to time, none of which has been material to the Company. In fact, the Company believes that it has an excellent environmental compliance record.

         A Technologies unit is the sole licensee of a proprietary technology (Super Detox(R)) for stabilizing EAF dust - a listed hazardous waste (KO61)
under RCRA that is generated by steel mills. Technologies, through its subsidiaries, currently operates an EAF dust stabilization facility on-site at one of the larger domestic mini-mills, and provides Super Detox(R) stabilization for EAF dust at both of its regional Envirosafe facilities. In recent years, Technologies entered into a number of new contracts to receive, process and dispose of EAF dust at its Envirosafe facilities. Technologies actively continues to market this treatment and disposal service to other U.S. mini-mills. The Company believes that the Super Detox(R) technology provides a more cost-effective solution that is environmentally more safe than competitive off-site thermal processes.

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

         There are a limited number of competitors in the off-site hazardous waste landfill business, only two of which operate more than two landfills. There are 19 active, permitted commercial hazardous waste landfills in the U.S. There are also several competitors engaged in the treatment or stabilization of hazardous waste. Competition in this industry is based on service, site and process integrity and the all-in cost of disposal, which includes treatment, transportation costs and taxes. The market for hazardous waste services generally is geographically broad, but is narrowed depending on factors such as the types of waste a facility is permitted to accept, the types of services offered by a facility, the cost of operation of a facility and the proximity of the facility to the customer.

SEGMENT DATA

         See Note 10 to the Consolidated Financial Statements appearing elsewhere in this Report for information concerning revenues and operating income by segment for the years ended December 31, 1999, 1998 and 1997 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

EMPLOYEES

         At March 1, 2000, the Company employed approximately 1,450 persons. A majority of the hourly employees in both business segments are covered by site-specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 2000.

                               ENVIROSOURCE, INC.

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

TECHNOLOGIES

         Envirosafe owns substantially all of the land, buildings and equipment used in its treatment and disposal operations in Oregon, Ohio and near Grand View, Idaho. Technologies' Conversion Systems, Inc. subsidiary owns the building and equipment at one stabilization facility in Illinois and one in Pennsylvania and leases land for both facilities.

         The Envirosafe  facilities currently have an aggregate of approximately
1.9 million cubic yards of permitted, unused waste disposal capacity. Management believes that the physical facilities for Technologies are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

                               ENVIROSOURCE, INC.

ITEM 3.  Legal Proceedings.

         The information pertaining to the litigation described under Note 7 to the Consolidated Financial Statements appearing elsewhere in this Report is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.



                                     * * *


EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers are as follows:

Name                         Age                Position

Robert N. Gurnitz            61                Chairman of the Board; Director

John T. DiLacqua             47                President and Chief Executive
                                               Officer; Director

John C. Heenan               49                Senior Vice President and Chief
                                               Financial Officer

John P. Carroll              45                Vice President, Human Resources

William B. Davis             49                Vice President and Treasurer

Richard J. Fitz              51                Controller

Leon Z. Heller               50                Vice President, General Counsel
                                               and Secretary

         The specified age of each Executive Officer of the Company is as of March 31, 2000.

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

                               ENVIROSOURCE, INC.

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

         John C. Heenan has been Senior Vice President and Chief Financial Officer of the Company since August 1999. Prior to that, Mr. Heenan had been Senior Vice President, Finance, Administration and Planning of the Company since February 1999. From October 1997 to December 1998, Mr. Heenan served as Chief Financial Officer of the U.S. Ferrous Operations of Philip Services Corporation, which included, among others, the former Luria Brothers Division of Connell Limited Partnership. Prior to that, he served as the Vice President - Controller of the Luria Brothers Division of Connell Limited Partnership from April 1997 to October 1997. Prior to that, he served as Chief Financial Officer of Standard Chlorine Chemical Company from 1993 to 1997.

         John P. Carroll was elected Vice President - Human Resources of the Company in June 1999. Mr. Carroll has been the Vice President - Human Resources of the Company's International Mill Service, Inc. subsidiary since September 1995. Prior to that, Mr. Carroll had been International Mill Service, Inc.'s Director - Human Resources since September 1994. Mr. Carroll joined International Mill Service, Inc. in 1980.

         William B. Davis was elected Vice President of the Company in February 1995 and has been Treasurer of the Company since September 1991. Mr. Davis joined the Company in July 1987 as Assistant Treasurer.

         Richard J. Fitz was elected Controller of the Company in June 1999. Prior to that, Mr. Fitz had been the Company's Director of Corporate Audit Services since March 1988.

         Leon Z. Heller was elected Vice President of the Company in February 1998 and has served as the Company's General Counsel and Secretary since September 1996. Mr. Heller also has been the Vice President and General Counsel of International Mill Service, Inc., a subsidiary of the Company, since February 1991.

                               ENVIROSOURCE, INC.

                                     PART II


ITEM 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters.

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol "ENSO" and on The Pacific Exchange under the symbol "ES". Prior to September 2, 1999, the Company's stock traded on The Nasdaq Stock Market under the symbol "ENSO" and on The Pacific Exchange under the symbol "ES". The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 1999 and 1998, based upon prices supplied by The Nasdaq Stock Market and Commodity Systems, Inc. On June 22, 1998, the Company effected a 1-for-7 reverse stock split. Prices per share have been restated accordingly for all periods presented.

                             1999                                1998
                    High              Low              High               Low
                    ----              ---              ----               ---
First Quarter       $5.25             $1.38            $21.44             $13.34
Second Quarter       2.72               .94             17.63              12.25
Third Quarter        3.38               .25             17.25               8.13
Fourth Quarter        .80               .38              8.13               4.00

         The Company has not paid a cash dividend on its Common Stock since the confirmation of its plan of reorganization in November 1983 and has no present plan to pay cash dividends. The Company is currently prohibited from paying cash dividends on its Common Stock by its bank credit agreement and by the indentures under which the 1993 Notes and the 1997 Notes were issued.

         On March 1, 2000 the Company had approximately 2,900 holders of record of its Common Stock.

                               ENVIROSOURCE, INC.


ITEM 6.      Selected Financial Data

The information presented below should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

                                               1999              1998              1997              1996              1995
                                            -----------       -----------       -----------       -----------       -----------
                                                                (In thousands, except for per share amounts)

FOR THE YEAR ENDED DECEMBER 31:
Revenues                                    $  211,975        $  232,376        $  227,678        $  212,789        $  223,722
Costs and expenses                             195,985           209,449           205,387           188,443           189,233
                                            -----------       -----------       -----------       -----------       -----------
Operating income before unusual charges         15,990            22,927            22,291            24,346            34,489
Unusual charges (credits)                       81,035             7,934             1,300             5,471            (2,624)
                                            -----------       -----------       -----------       -----------       -----------
Operating income (loss)                        (65,045)           14,993            20,991            18,875            37,113
Interest expense, net of income                 29,754            29,248            28,085            26,831            22,350
                                            -----------       -----------       -----------       -----------       -----------
Income (loss) from continuing operations
  before income taxes                          (94,799)          (14,255)           (7,094)           (7,956)           14,763
Income tax expense (benefit)                       952            16,384             1,368            (3,266)            5,208
                                            -----------       -----------       -----------       -----------       -----------
Income (loss) from continuing operations       (95,751)          (30,639)           (8,462)           (4,690)            9,555
Income from discontinued operations                  -                 -             9,600               399               949
Extraordinary items and cumulative
  effect of accounting change                        -                 -              (639)                -              (806)
                                            -----------       -----------       -----------       -----------       -----------
Net income (loss)                           $  (95,751)       $  (30,639)       $      499        $   (4,291)       $    9,698
                                            ===========       ===========       ===========       ===========       ===========

Income (loss) applicable to common share    $  (95,751)       $  (30,639)       $      499        $   (4,442)       $    7,959
                                            ===========       ===========       ===========       ===========       ===========
Per share:
  Income (loss) from continuing operations  $   (16.47)       $    (5.27)       $    (1.46)       $    (0.84)       $     1.35
  Income from discontinued operations                -                 -              1.66              0.07              0.16
  Extraordinary items and cumulative
    effect of accounting change                      -                 -             (0.11)                -             (0.13)
                                            -----------       -----------       -----------       -----------       -----------
  Net income (loss)                         $   (16.47)       $    (5.27)       $     0.09        $    (0.77)       $     1.38
                                            ===========       ===========       ===========       ===========       ===========

Average common shares outstanding                5,813             5,813             5,787             5,775             5,787

OTHER DATA:
EBITDA of continuing operations (1)         $   53,992        $   61,840        $   59,483        $   57,346        $   64,967
Cash flow provided by operating activities  $   24,948        $   27,883        $   30,523        $   28,163        $   41,905
Cash flow provided (used) before
  financing activities                      $   16,359        $  (12,980)       $   41,032        $   (4,158)       $  (12,383)

AT DECEMBER 31:
Total assets                                $  278,257        $  387,456        $  413,302        $  459,909        $  444,436
Working capital (deficiency)                $    3,961        $     (444)       $     (779)       $   (8,762)       $  (34,099)
Long-term debt                              $  278,666        $  298,023        $  281,614        $  268,424        $  275,158
Total debt                                  $  284,952        $  303,572        $  295,400        $  332,928        $  283,682
Stockholders' equity (deficit)              $  (85,563)       $    9,843        $   40,211        $   39,057        $   32,604
-----------------------------------------
(1)  EBITDA  represents  earnings from  continuing  operations  before  interest expense,  income  taxes,  depreciation  and  amortization  expenses (net of amortization of deferred financing costs),  and unusual charges.  It should not be  considered  as an  alternative  measure to  operating  income as an indicator of the Company's  results of operations,  nor should it be viewed as an  alternative  to cash flow as an indicator of the  Company's  overall
     liquidity,   as  presented  in  the  accompanying   financial   statements.
     Furthermore,  EBITDA  measures shown for the Company in this report may not be comparable to similarly titled measures given by other companies.


                               ENVIROSOURCE, INC.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
1999 COMPARED WITH 1998
-----------------------



                                  Year Ended                     1999
                                 December 31,             Increase (decrease)
                           -------------------------   -------------------------
                              1999          1998         Amount          %
                           -----------   -----------   -----------   -----------
                                           (Dollars in thousands)
REVENUES
  IMS                      $  180,697    $  191,438    $  (10,741)      (5.6)%
  Technologies                 31,278        40,938        (9,660)     (23.6)%
                           -----------   -----------   -----------
                           $  211,975    $  232,376    $  (20,401)      (8.8)%
                           ===========   ===========   ===========

GROSS PROFIT (LOSS)
  IMS                      $   40,611    $   42,190    $   (1,579)      (3.7)%
  Technologies                 (2,058)        3,766        (5,824)    (154.6)%
                           -----------   -----------   -----------
                           $   38,553    $   45,956    $   (7,403)     (16.1)%
                           ===========   ===========   ===========

OPERATING INCOME (LOSS)

  IMS                      $   25,254    $   26,465    $   (1,211)
  Technologies                 (7,538)         (796)       (6,742)
  Corporate headquarters       (1,726)       (2,742)        1,016
                           -----------   -----------   -----------
                               15,990        22,927        (6,937)     (30.3)%
  Technologies impairment
    loss                      (75,192)       ------       (75,192)

  Other unusual charges:
    IMS                        (2,924)       (2,851)          (73)
    Technologies                 (530)         (790)          260
    Corporate headquarters     (2,389)       (4,293)        1,904
                           -----------   -----------   -----------
                               (5,843)       (7,934)        2,091
                           -----------   -----------   -----------
CONSOLIDATED OPERATING
  INCOME (LOSS)            $  (65,045)   $   14,993    $  (80,038)
                           ===========   ===========   ===========

         Consolidated revenue for 1999 decreased $20.4 million, or 8.8%, compared with 1998. Both operating segments reported lower revenues in 1999. Revenues of the IMS segment decreased primarily from the loss of a steel industry customer in late 1998 that had contributed almost five percent of total IMS 1998 revenue. Reduced steel production in North America by the Company's ongoing customers during early 1999 also contributed to the decrease, though this effect was partly mitigated in the latter half of the year. As a result of heightened competition, contracts with two large IMS steel mill customers were not renewed and expired near year-end 1999, which will affect results in 2000. Technologies segment revenues for 1999 decreased significantly, due to price reductions resulting from overall competition in the waste processing markets, and a change in the mix of material processed.

         Consolidated gross profit during 1999 decreased from the same period a year ago. The gross profit decline of $7.4 million resulted primarily from the revenue decrease noted above. The IMS segment benefited from cost reductions as a result of the Company's profit improvement program originated in 1998. The Technologies segment experienced a gross loss in 1999, resulting from the revenue decline, and from the margin effects of the unfavorable change in the mix of material processed.

         Selling, general and administrative expenses for 1999 were reduced by 4.4% from 1998.

                               ENVIROSOURCE, INC.

         The Company announced in early 1999 that it was evaluating strategic alternatives for its Technologies business, including its potential sale. In December 1999, the Company announced it had not received satisfactory offers for Technologies, and would retain this business. Concurrent with that announcement, the Company completed a thorough review of the Technologies operations. Due to a very competitive market, the average price per ton for waste processed at Technologies' landfill sites had decreased significantly in late 1998, and remained well below expectations throughout 1999. Management did not expect significant future price improvements, though further deterioration was not anticipated either. Based on the above, management determined that certain assets of the Technologies business were no longer fully recoverable. Accordingly, in the fourth quarter of 1999 the Company recorded an unusual non-cash charge totaling $75.2 million for impaired assets related to the Company's waste landfill sites in Ohio and Idaho. As a result of this charge, the Company expects to realize non-cash cost savings of approximately $8 million in 2000 from reduced depreciation and amortization expenses.

         In addition, the Company recorded other unusual charges during 1999 of $5.8 million. Included in these charges were $2.8 million recorded in the fourth quarter of 1999 related to the write-down to net realizable value of excess capital equipment that resulted primarily from the Company's loss of contracts. Also included were $3.0 million of unusual charges recorded in the 1999 first quarter related to a profit improvement program initiated by the Company during 1998, of which $2.3 million were for employee severance costs and the balance for consulting expenses. During 1998 the Company recorded $7.9 million of unusual charges, which included $7.3 million related to the profit improvement program, and consisted of $3 million of excess equipment write-downs, $2.2 million of consulting fees, and $2.1 million of severance costs.

         Although the Company had significantly reduced outstanding borrowings on its revolving credit facility by the end of 1999, average outstanding borrowings during the year were not significantly different from 1998. As a result, interest expense for 1999 was essentially unchanged from the prior year.

         In the 1998 fourth quarter the Company recorded a charge totaling $15.3 million to write-off all of its previously recorded deferred tax assets. The reversal was made when the Company reported negative quarterly operating income, preventing a determination that it was more likely than not the Company would earn sufficient taxable income during the next several years to realize its net deferred tax assets.

         The Company recorded a net loss for 1999 totaling $95.8 million, or $16.47 per share. The net loss in 1998 totaled $30.6 million, or $5.27 per share.

                               ENVIROSOURCE, INC.

RESULTS OF OPERATIONS
1998 COMPARED WITH 1997
-----------------------

                                  Year Ended                    1998
                                 December 31,             Increase (decrease)
                           -------------------------   -------------------------
                              1998          1997         Amount          %
                           -----------   -----------   -----------   -----------
                                           (Dollars in thousands)
REVENUES
  IMS                      $  191,438    $  185,587    $    5,851        3.2%
  Technologies                 40,938        42,091        (1,153)      (2.7)%
                           -----------   -----------   -----------
                           $  232,376    $  227,678    $    4,698        2.1%
                           ===========   ===========   ===========

GROSS PROFIT
  IMS                      $   42,190    $   42,320    $     (130)      (0.3)%
  Technologies                  3,766         5,235        (1,469)     (28.1)%
                           -----------   -----------   -----------
                           $   45,956    $   47,555    $   (1,599)      (3.4)%
                           ===========   ===========   ===========

OPERATING INCOME (LOSS)

  IMS                      $   26,465    $   26,494    $      (29)
  Technologies                   (796)         (173)         (623)
  Corporate headquarters       (2,742)       (4,030)        1,288
                           -----------   -----------   -----------
                               22,927        22,291           636        2.9%
  Unusual charges:
    IMS                        (2,851)           69        (2,920)
    Technologies                 (790)       (1,491)          701
    Corporate headquarters     (4,293)          122        (4,415)
                           -----------   -----------   -----------
                               (7,934)       (1,300)       (6,634)
                           -----------   -----------   -----------
CONSOLIDATED OPERATING
  INCOME                   $   14,993    $   20,991    $   (5,998)
                           ===========   ===========   ===========

         IMS 1998 revenues increased $5.9 million or 3% over 1997 primarily because 1997 revenues were reduced by the effects of a strike (settled in mid-August 1997) by employees of a major steel industry customer. The revenue increase was partially offset by a revenue decrease attributable to an overall steel industry slowdown. Technologies revenues decreased in 1998 as compared to 1997. While the volume of waste processed increased over the prior year, average prices were lower in 1998 because much of the volume increase was lower-priced cleanup project business and because the market was very competitive.

         The gross profit contribution associated with IMS's increased revenue in 1998 was entirely offset by the negative effects of blast furnace outages at the segment's largest customer, changes in manufacturing practices at several important customers and the overall steel industry slowdown, which significantly reduced steel production in the fourth quarter. IMS results were impacted by the production volumes of its steel mill customers. Technologies' gross profit decreased due to processing lower-priced cleanup project business and market conditions noted above.

         Selling, general and administrative expenses decreased as compared to 1997 primarily due to cost reductions resulting from the Company's profit improvement program and a reduction in legal expenses attributable to litigation between the Company and its largest competitor in the electric arc furnace dust processing market (concluded in the 1998 first quarter).

                               ENVIROSOURCE, INC.

         In 1998 unusual charges totaled $7.9 million, consisting of $7.3 million of costs related to the Company's profit improvement program (including $3 million to write down excess equipment to its net realizable value, $2.2 million of program consulting costs and $2.1 million of severance costs) and $.6 million for other costs. The 1997 unusual charges of $1.3 million were recorded for costs to satisfy regulatory requirements at waste disposal sites that have been inactive since before the Company's 1988 acquisition of IU International Corporation ("IU International") and to vacate an office as part of the Company's consolidation of operations.

         Interest expense increased $1.2 million as the overall debt level was higher in 1998.

         In 1998 the Company wrote off its deferred tax assets of $15.3 million. Prior to 1997, the Company had recognized $26 million of net deferred tax assets in its balance sheet. Of this amount, $12 million was realized when the Company utilized income tax loss carryforwards and other deferred tax assets to eliminate income tax payments on the gain from the January 1997 sale of its IMSAMET subsidiary. An additional $1.3 million of net deferred tax assets was recognized in 1997. In the fourth quarter of 1998, all of the Company's net deferred tax assets were charged against operations when the production of the Company's steel industry customers declined sharply and the Company reported negative quarterly operating income, thus preventing a determination that it was more likely than not that the Company will earn sufficient taxable income during the next several years to realize its net deferred tax assets.

         In 1997 the Company sold its IMSAMET subsidiary realizing an after-tax gain of $9.6 million. Also in 1997, the Company recognized a $.6 million charge for the cumulative effect of a mandatory accounting change.

         The 1998 net loss was $30.6 million as compared with net income of $.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs, and debt service obligations. At December 31, 1999, the Company had working capital totaling $4.0 million, compared with negative working capital of $.4 million at December 31, 1998. The 1999 working capital total included $15.2 million of a trust fund that had provided financial assurance for the estimated closure and post-closure costs at the Company's Idaho waste landfill site. This trust fund had been classified as a long-lived asset on the 1998 balance sheet. During 1999 the Company requested permission from various regulatory agencies to replace the Idaho trust fund with a surety bond as an alternative form of financial assurance. The $15.2 million in the trust fund was subsequently recovered by the Company in the first quarter of 2000, and accordingly was classified as a current asset on the accompanying balance sheet for 1999. Excluding the trust fund, working capital at December 31, 1999 decreased approximately $10.8 million, mostly due to higher accounts payable and accrued expenses.

                               ENVIROSOURCE, INC.

         The Company's capital expenditures for 1999 were $17.3 million, a reduction of $18.3 million or 51% from 1998. These expenditures were primarily for equipment replacements and providing new services. In 1999 IMS was awarded a significant new contract to provide services at a "greenfield" steel mill unit of an established customer that is expected to begin operations in early 2001. Due to this contract, the Company expects capital expenditures in 2000 to exceed 1999 levels. At December 31, 1999 the Company had commitments for capital equipment additions totaling approximately $29.4 million for 2000 and beyond.

         In November 1999, the Company replaced its previous bank credit facility with a new $40 million loan agreement with Bank of America, N.A. (the "Agreement"). The Agreement matures March 31, 2003, and replaces a facility that would have expired January 2001. After deducting outstanding borrowings, $5.7 million of commitments for standby letters of credit, and minimum availability requirements, approximately $20.3 million of the total facility was unused and available at December 31, 1999. The Agreement is secured by various assets of the Company's IMS subsidiary, primarily capital equipment and accounts receivable. The Agreement contains covenants which, among other things, require the Company to meet various performance ratios. At December 31, 1999, the Company was in compliance with all such covenants of the Agreement.

         During 1999 the Company made net repayments totaling $16 million on its bank facilities, compared with net borrowings of $14 million in 1998. Management intends to continue using cash flow from operations to fund its capital expenditure needs, and to further reduce its outstanding borrowings. Management believes it has sufficient resources, either through cash generated from operations, or from its bank credit facility, to enable it to meet its objectives; see risk factors in the "Forward-Looking Information" section below.

YEAR 2000

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

         Prior to year-end 1999, the Company completed an assessment of all of its significant operating systems. The Company had, in the ordinary course of business, purchased new software packages for most of its computer systems. Most of these purchases occurred prior to the 1999 fiscal year. The Company had also implemented, through routine software releases, Year 2000-compliant upgrades to most of its financial and operational software. Any remaining software applications were insignificant to the Company's operations, and were upgraded to Year 2000-compliant status prior to the end of 1999.

                               ENVIROSOURCE, INC.

         The Company had also addressed the Year 2000 activities of its suppliers and customers. By reviewing their Year 2000 Readiness Disclosures, or by direct contact, the Company determined that substantially all of its significant suppliers and customers were Year 2000 compliant. The Company has not, to date, experienced any negative effects from its suppliers or customers related to the Year 2000 issue. While there can be no guarantee that Year 2000 issues by a third party will not occur in future periods, and such effects could have a material adverse effect on the Company, management believes that its continuing communications with its suppliers and customers will minimize these risks.


         The Company has to date not experienced any negative effects from the Year 2000 date change, and does not expect any such effects in future periods. The Company has not incurred and does not anticipate incurring material incremental costs for Year 2000 issues relating to its computer information systems, since all updates or replacements of such systems occurred in the ordinary course of business, most of which occurred prior to the 1999 year.

FORWARD-LOOKING INFORMATION ("SAFE HARBOR STATEMENT")

         Certain matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995. Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Various uncertainties exist with respect to the Company's operations and business environment, and their outcomes are dependent on various important risk factors. The Company cautions users of this report that numerous important risk factors discussed below, among others, may have caused prior actual results, and could cause future results, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Among the factors or uncertainties that could cause actual results to differ from forward-looking statements are:

o Dependence on steel mill production; economic conditions - The Company's revenues are impacted by the level of steel production at its customers' sites in North America. In addition to commercial factors such as foreign imports, other factors such as weather, labor issues or mill outages for refurbishment can negatively affect production levels of the Company's customers.

o Dependence on key customers; competition - The Company derives significant revenue from a single customer, USX Corporation. The loss of any key customer as a result of termination or non-renewal of its contracts could have a material adverse effect on the Company's revenue and operating income. Both the IMS and Technologies operating segments face significant competition in their respective industries. Heightened competition during 1999 resulted in the loss of two large steel mill contracts for IMS. The Company's Technologies business experienced significant price reductions for waste processing during the late 1990s due to competitive pressures. There can be no assurance that the Company will not continue to experience negative effects from increased competition, with possible future effects of reduced revenue, gross margins, and operating income.

o Operational efficiency - The Company's inability to achieve cost reduction targets, maintain relationships with its vendors, and obtain skilled labor could have a material effect on the Company's future operations.

                               ENVIROSOURCE, INC.

o Environmental regulation - Because its businesses are environmentally-oriented, and therefore highly regulated, the Company, and in particular its Technologies business, is subject to a complex, evolving array of federal, state and local environmental laws and regulations. It is possible that future imposition of additional environmental compliance requirements could have a material effect on the Company, however the Company cannot predict any such future requirements.

o Financial leverage and debt service - The Company has $8.5 million of debt due in late 2002, and $270 million of publicly held debt due in June, 2003. The Company also currently has a negative net worth, resulting from losses in recent years. However, the Company has, through its positive operating cash flow, continued to successfully service its outstanding debt and other obligations, and is currently in compliance with all of its requirements under its bank credit facility. The ability of the Company to meet its debt obligations in the future will be dependent on its future performance, which is subject to, among other things, the various factors discussed above. If unable to meet its debt obligations, the Company would have to seek additional financing, or refinancing of its outstanding debt. There can be no assurance that any such additional financing or refinancing would be possible.

                               ENVIROSOURCE, INC.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Since the Company performs services principally on a contractual basis, and operates mostly within the United States, its primary market risk is the exposure to interest rate fluctuations on its debt instruments. The bank revolving credit facility of the Company's IMS subsidiary, which bears interest at variable rates, is classified in the accompanying balance sheet as short-term debt, as it was fully repaid during the first quarter of 2000. The Company's long-term debt at December 31, 1999 bears fixed interest rates. The table below presents expected maturity of the Company's debt in thousands of dollars, and the related average interest rates in effect during each year, and should be read in conjunction with Note 6 in Item 8, Financial Statements and Supplementary Data, included in this Report.

                            2000              2001              2002           2003              2004
                         -----------       -----------       -----------    -----------       -----------
Fixed rate debt          $      301        $       37        $    8,539     $  270,043        $       47
Weighted average
  interest rate               10.2%             10.2%             10.3%          10.2%             10.0%
Variable rate debt       $    5,985                --                --             --                --
Weighted average
  interest rate                9.8%                --                --             --                --


                               ENVIROSOURCE, INC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO FINANCIAL STATEMENTS (ITEM 14(A) 1)

         Reports of Independent Auditors

         Consolidated Balance Sheet at December 31, 1999 and 1998

         Consolidated Statement of Operations for the Years Ended
           December 31, 1999, 1998 and 1997

         Consolidated Statement of Stockholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997

         Consolidated Statement of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         FINANCIAL STATEMENT SCHEDULES (ITEM 14(A) 2)

         Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Shareholders
Envirosource, Inc.

         We have audited the accompanying consolidated balance sheet of Envirosource, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirosource, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 23, 2000

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Envirosource, Inc.


We have audited the accompanying consolidated balance sheet of Envirosource, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirosource, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

As discussed in Footnote No. 1 to the financial statements, in 1997 the Company changed its method of accounting for systems development costs.


                                             /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 19, 1999

                               ENVIROSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                          December 31,
                                                  -----------------------------
                                                     1999              1998
                                                  -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $    2,125        $    5,134
  Accounts receivable, less allowance
   for doubtful accounts                              32,829            32,305
  Trust fund                                          15,173                 -
  Other current assets                                 3,645             3,520
                                                  -----------       -----------
    Total current assets                              53,772            40,959

Property, plant and equipment, net                   103,192           146,937

Goodwill, less accumulated amortization              109,586           127,931
Closure trust funds and deferred charges,
  less accumulated amortization                          402            33,205
Landfill permits, less accumulated amortization            -            22,974
Other assets                                          11,305            15,450
                                                  -----------       -----------
                                                  $  278,257        $  387,456
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                $   14,933        $   10,949
  Salaries, wages and related benefits                 8,345             7,370
  Insurance obligations                                4,290             4,588
  Other current liabilities                           15,957            12,947
  Current portion of debt                              6,286             5,549
                                                  -----------       -----------
    Total current liabilities                         49,811            41,403

Long-term debt:
  Senior Notes due 2003                              270,000           270,000
  Other long-term debt                                 8,666            28,023
                                                  -----------       -----------
    Total long-term debt                             278,666           298,023

Other long-term liabilities                           35,343            38,187

Stockholders' equity (deficit):
  Common stock, par value $.05 per share,
    shares authorized -- 20,000,000 shares
    issued and outstanding - 5,813,394 at
    December 31, 1999 and 1998                           291               291
  Capital in excess of par value                     175,969           175,969
  Accumulated deficit                               (260,522)         (164,771)
  Accumulated other comprehensive losses              (1,211)           (1,556)
  Stock purchase loan receivable from officer            (90)              (90)
                                                  -----------       -----------
    Total stockholders' equity (deficit)             (85,563)            9,843
                                                  -----------       -----------
                                                  $   278,257       $  387,456
                                                  ===========       ===========


                            See accompanying notes.

                               ENVIROSOURCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (Dollars in thousands, except for per share amounts)

                                                              Years Ended December 31,
                                                   -----------------------------------------------
                                                      1999              1998              1997
                                                   -----------       -----------       -----------
Revenues                                           $  211,975        $  232,376        $  227,678
                                                   -----------       -----------       -----------
Expenses:
  Cost of revenues                                    142,763           155,063           150,210
  Selling, general and administrative                  16,004            16,735            19,208
  Depreciation and amortization
    (less interest amortization)                       37,218            37,651            35,969
  Loss on impairment of long-lived assets              75,192                 -                 -
  Other unusual charges                                 5,843             7,934             1,300
                                                   -----------       -----------       -----------
    Total expenses                                    277,020           217,383           206,687
                                                   -----------       -----------       -----------

Operating income (loss)                               (65,045)           14,993            20,991

Interest income                                           784             1,262             1,223
Interest expense                                      (30,538)          (30,510)          (29,308)
                                                   -----------       -----------       -----------

Loss from continuing operations
  before income taxes                                 (94,799)          (14,255)           (7,094)

Income tax expense:
  Current                                                (952)           (1,047)           (1,399)
  Deferred                                                  -           (15,337)               31
                                                   -----------       -----------       -----------
   Total income tax expense                              (952)          (16,384)           (1,368)
                                                   -----------       -----------       -----------

Loss from continuing operations                       (95,751)          (30,639)           (8,462)

Income from discontinued operations,
  after taxes                                               -                 -             9,600
                                                   -----------       -----------       -----------

Income (loss) before cumulative
  effect of accounting change                         (95,751)          (30,639)            1,138

Cumulative effect of accounting change,
  after taxes                                               -                 -              (639)
                                                   -----------       -----------       -----------

Net income (loss)                                  $  (95,751)       $  (30,639)       $      499
                                                   ===========       ===========       ===========

Basic and diluted income (loss) per share:
  Continuing operations                            $   (16.47)       $    (5.27)       $    (1.46)
  Discontinued operations                                   -                 -              1.66
  Cumulative effect of accounting change                    -                 -             (0.11)
                                                   -----------       -----------       -----------
Net income (loss)                                  $   (16.47)       $    (5.27)       $     0.09
                                                   ===========       ===========       ===========

Weighted average shares                                  5,813            5,813             5,787
                                                   ===========       ===========       ===========



                            See accompanying notes.

                               ENVIROSOURCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                     Accumulated
                                                     Capital in                         Other             Stock
                                     Common          Excess of        Accumulated    Comprehensive      Purchase
                                     Stock           Par Value          Deficit      Income (Loss)        Loans              Total
                                  -----------       -----------       -----------    -----------       -----------       -----------
Balance at January 1, 1997        $      288        $  175,202        $ (134,631)    $     (992)       $     (810)       $   39,057
Comprehensive income (loss):
  Net income                                                                 499                                                499
  Translation adjustment                                                                   (232)                               (232)
                                                                                                                         -----------
    Total comprehensive
      income (loss)                                                                                                             267
                                                                                                                         -----------

Common stock issued
  (51,760 shares)                          3               737                                                                  740
Loan repayment                                                                                                147               147
                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1997             291           175,939          (134,132)        (1,224)             (663)           40,211
Comprehensive income (loss):
  Net loss                                                               (30,639)                                           (30,639)
  Translation adjustment                                                                   (332)                               (332)
                                                                                                                         -----------
    Total comprehensive
      income (loss)                                                                                                         (30,971)
                                                                                                                         -----------

Loan repayment                                                                                                573               573
Other                                                       30                                                                   30
                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1998             291           175,969          (164,771)        (1,556)              (90)            9,843
Comprehensive income (loss):
  Net loss                                                               (95,751)                                           (95,751)
  Translation adjustment                                                                    345                                 345
                                                                                                                         -----------
    Total comprehensive
      income (loss)                                                                                                         (95,406)
                                                                                                                         -----------

                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1999      $      291        $  175,969        $ (260,522)    $   (1,211)       $      (90)       $  (85,563)
                                  ===========       ===========       ===========    ===========       ===========       ===========

                            See accompanying notes.

                               ENVIROSOURCE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                              Years Ended December 31,
                                                   -----------------------------------------------
                                                      1999              1998              1997
                                                   -----------       -----------       -----------
OPERATING ACTIVITIES
  Loss from continuing operations                  $  (95,751)       $  (30,639)       $   (8,462)
  Adjustments to reconcile loss from
    continuing operations to cash provided by
      operating activities:
    Non-cash impairment loss on long-lived assets      75,192                 -                 -
    Other unusual charges, net of payments              2,479             4,896              (628)
    Deferred income taxes                                   -            15,337            11,969
    Depreciation                                       26,832            27,330            26,492
    Amortization                                       12,437            12,075            11,029
    Changes in working capital                          3,449            (2,031)             (271)
    Other, net                                            310               915             2,394
                                                   -----------       -----------       -----------
      Cash provided by continuing operations           24,948            27,883            42,523
      Net cash used by discontinued operations              -                 -           (12,000)
                                                   -----------       -----------       -----------
Cash provided by operating activities                  24,948            27,883            30,523
                                                   -----------       -----------       -----------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment          (17,336)          (35,588)          (29,354)
  Proceeds from dispositions of assets                  3,099             1,475               883
  Landfill permit additions and closure
    expenditures                                         (419)           (2,751)           (4,044)
  Closure trust fund recovery (payments), net             171            (1,072)           (1,515)
  Cash flows related to IU International
    acquisition, net                                    6,129            (2,400)          (10,808)
  Other                                                  (233)             (527)           (1,117)
  Proceeds from sale of discontinued operations             -                 -            56,464
                                                   -----------       -----------       -----------
Cash provided by (used for) investing activities       (8,589)          (40,863)           10,509
                                                   -----------       -----------       -----------

Cash provided (used) before financing activities       16,359           (12,980)           41,032
                                                   -----------       -----------       -----------

FINANCING ACTIVITIES:
  Revolving credit facility:
    Borrowings                                         78,719            68,000            32,000
    Repayments                                        (94,734)          (54,000)         (113,000)
                                                   -----------       -----------       -----------
                                                      (16,015)           14,000           (81,000)
                                                   -----------       -----------       -----------
  Long-term debt issued                                     -                 -            50,000
  Other debt repayment                                 (2,521)           (5,828)           (6,528)
  Debt issuance costs                                    (832)                -            (3,240)
                                                   -----------       -----------       -----------
Cash provided by (used for) financing activities      (19,368)            8,172           (40,768)
                                                   -----------       -----------       -----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) during the year                  (3,009)           (4,808)              264
  Beginning of year                                     5,134             9,942             9,678
                                                   -----------       -----------       -----------
  End of year                                      $    2,125        $    5,134        $    9,942
                                                   ===========       ===========       ===========


                            See accompanying notes.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ACCOUNTING POLICIES

Principles of consolidation:  The consolidated  financial statements include the
---------------------------
accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts reported in prior years have been reclassified for comparative purposes.

Use of estimates:  Preparing  financial  statements in accordance with generally
----------------
accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents: Cash equivalents are highly liquid investments with maturities
----------------
of three months or less when acquired.

Long-lived assets: Property, plant and equipment is stated at cost. Depreciation
-----------------
is computed by the straight-line method based on the following lives: buildings and improvements -- 10 to 30 years and machinery and equipment -- 3 to 25 years. Landfill development costs are depreciated based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity (see
Note 2).

Landfill permit costs to acquire and maintain landfill permits are deferred and amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity (see Note 2).

Landfill closure costs and post-closure obligations (accrued as liabilities in the balance sheet) at the Company's landfill in Idaho were secured by a trust fund invested in U.S. government and government agency securities. These investments, totaling $15.2 million and $15.3 million at December 31, 1999 and 1998, were classified as "available-for-sale," and were carried at amortized cost which approximates market value. Interest income and realized gains and losses were recognized in earnings. The Company obtained permission from the necessary regulatory agencies to replace this trust fund with a surety bond obtained from an insurance company. The entire $15.2 million balance of the trust fund was recovered in the first quarter of 2000. Accordingly, the trust fund was classified as short-term on the accompanying balance sheet at December 31, 1999.

Ohio landfill trust fund balances represent deferred charges that are amortized as part of closure costs. These trusts (also invested in U.S. government and government agency securities) will fund the latter stages of closure activity and all post-closure activity in perpetuity. Excess funds, if any, revert to the State of Ohio; accordingly, no interest income is recognized (see Note 2).

The  excess  of  purchase  price  over  fair  value of net  assets  of  acquired
businesses   (goodwill)  is  recorded  as  an  asset  and  amortized  using  the straight-line method over periods of 15 to 40 years (see Note 2).

Costs of computer software developed or obtained for internal use expended after December 31, 1998 are generally expensed as incurred, however certain development stage costs may be capitalized , based on guidance provided by the Accounting Institute of Certified Public Accountants' Statement of Position No. 98-1. In 1997 the Company wrote-off $639,000 of unamortized software selection costs it had previously capitalized, pursuant to the Emerging Issues Task Force issue 97-13, which required such costs to be expensed as incurred.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES (continued)

The Company accounts for potential impairment of long-lived assets in accordance with the Financial Accounting Standards Board's (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As required by that Statement, the carrying value of long-lived assets will be reviewed when facts and circumstances suggest that they may have become impaired. If this review indicates that such assets will not be fully recoverable, as determined based on anticipated cash flows over their estimated remaining useful lives, the carrying value of such assets will be reduced to their fair value, based on the discounted present value of the anticipated cash flows (see Note 2).

Closure costs: The estimated costs of future closure and post-closure monitoring
-------------
and maintenance of landfills are amortized or accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity. Closure costs are similar to landfill development costs, but are generally incurred for aboveground construction (see Note 2).

Revenues:  The Company's revenues are recognized as services are provided.
--------

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

In June 1998 the company completed a 1-for-7 reverse stock split. Numbers of shares and per share amounts have been restated for all periods presented prior to that date.

Stock-based  compensation plans: The Company follows Accounting Principles Board
-------------------------------
Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and discloses the fair value of options granted and pro forma effects of compensation expense on earnings as required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

NOTE 2.  UNUSUAL ITEMS

1999
----
During 1999, the Company's Technologies business recognized operating losses significantly in excess of both historical trends and current year expectations. The average price per ton of waste processed at its landfill sites remained well below expectations during the year. Management does not expect significant future improvements in such prices, though further deterioration is not expected either. The Company had announced in early 1999 that management was examining various strategic alternatives for the Technologies business, including its potential sale. Negotiations with outside parties held throughout 1999 were unsuccessful, and in December 1999 the Company announced it would retain the Technologies business. During these negotiations, however, the Company received bids significantly less than the carrying value of the long-lived assets on the Technologies balance sheet at the time.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  UNUSUAL ITEMS (continued)

Based on the above factors, management deemed an impairment review of the Technologies long-lived assets was required, and performed such a review. The resulting estimate of undiscounted future cash flows of the Technologies businesses indicated an impairment of the long-lived assets in use at the Company's two major waste landfill sites. Management then estimated the fair value of these assets using the estimated future cash flows, discounted at a rate commensurate with the Company's long-term borrowing rates. Accordingly, in December 1999 the Company recorded an impairment loss of $75.2 million, or $12.94 per share, to reduce the long-lived assets related to these landfill sites to their estimated fair value. The write-down included $28.4 million of property, plant and equipment, $20.5 million of landfill permits, $15.8 million of non-recoverable trust funds and other deferred charges, $8.6 million of goodwill, and $1.9 million related to other long-lived assets. In addition, the estimated lives of certain remaining assets at the Company's landfill sites were reviewed and subsequently reduced, corresponding to the estimates of future cash flows used to calculate their fair value.

The Company recorded other unusual charges during 1999 of $5.8 million. The charges included a fourth quarter non-cash charge of $2.8 million to write-down excess equipment to net realizable value, and related costs. Also included in the 1999 total were first quarter charges totaling $3 million related to the Company's profit improvement program, which had originated in 1998. The profit improvement program charge consisted of $2.3 million for employee severance costs and the balance for consulting fees. During 1999, the Company charged costs against its unusual item liabilities totaling $6 million, consisting of $2.5 million for severance costs, $1.9 million for excess equipment, consulting fees totaling $.9 million and $.7 million of other costs, leaving a remaining liability for all unusual items of $2.7 million at December 31, 1999.

1998
----
Unusual charges of $7.9 million consisted primarily of $7.3 million for the Company's profit improvement program, and included $3 million to write down excess equipment to its net realizable value, $2.2 million of program consulting costs and $2.1 million of severance costs. During 1998, costs totaling $8 million were charged against these and other unusual item liabilities, leaving a balance of $2.9 million at December 31, 1998.

1997
----
Unusual charges of $1.3 million were recorded for costs to satisfy regulatory requirements at the inactive waste disposal sites and to vacate another office. During 1997, costs totaling $2.5 million were charged against these and previous unusual item liabilities.

NOTE 3. INCOME TAXES

In the fourth quarter of 1998, all of the Company's net deferred tax assets were written-off with a charge against operations, when the Company reported negative quarterly operating income, thus preventing a determination that it was more likely than not that the Company will earn sufficient taxable income during the next several years to realize its net deferred tax assets. In 1997, the Company utilized income tax loss carryforwards and other deferred tax assets totaling $12 million to eliminate income tax payments on the gain from the January 1997 sale of its IMSAMET subsidiary (see Note 4). An additional $1.3 million of net deferred tax assets was recognized, virtually all of which was credited to goodwill.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                      1999              1998
                                                   -----------       -----------
Deferred tax assets:
  Net operating loss carryforwards                 $   38,509        $   35,652
  Asset impairment                                     23,317                --
  Insurance accruals                                    1,950             2,232
  Pension and other postretirement benefits
    accruals                                            3,909             4,040
  Closure cost accruals                                 4,778             4,216
  Other accruals                                        6,581             6,068
                                                   -----------       -----------
    Total deferred tax assets                          79,044            52,208
  Valuation allowance                                 (65,533)          (36,811)
                                                   -----------       -----------
    Net deferred tax assets                            13,511            15,397

Deferred tax liabilities:
  Tax over book depreciation plus
    IU International  acquisition purchase
    price allocation to property, plant,
    and equipment                                      (5,002)           (6,365)
  Tax over book post-closure deductions                (5,125)           (5,417)
  Tax over book landfill permit amortization           (3,384)           (3,615)
                                                   -----------       -----------
    Total deferred tax liabilities                    (13,511)          (15,397)
                                                   -----------       -----------
    Net deferred taxes                             $       --        $       --
                                                   ===========       ===========

The $38.5 million deferred tax asset above represents net operating loss carryforwards totaling $110 million that expire at various dates from 2001 to 2019. Subject to the Company's ability to generate sufficient future taxable income, upon recognition of additional net deferred tax assets, the $65.5 million valuation allowance would be credited as follows: $2 million to capital in excess of par value, $8.8 million to goodwill and $54.7 million to reduce income tax expense.

In 1999 the valuation allowance was increased by a net $28.7 million, primarily due to the asset impairment charge. In 1998 the valuation allowance was reduced by a net $33.7 million, primarily because the $15.3 million increase resulting from the corresponding charge against operations was more than offset by a $49 million reduction due to the write-off of the deferred tax asset representing an expired net operating loss carryforward and other changes. In 1997 the valuation allowance increased by a net $1.5 million because the deferred tax benefit applicable to continuing operations for the year was more than offset by the reversal of a portion of the valuation allowance that was credited to capital in excess of par value in 1996.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (continued)

The components of income tax (expense) benefit attributable to continuing operations are as follows (in thousands):

                                    1999              1998              1997
                                 -----------       -----------       -----------
Current:
  State                          $     (749)       $     (897)       $   (1,170)
  Canadian                             (203)             (150)             (229)
                                 -----------       -----------       -----------
                                       (952)           (1,047)           (1,399)

Deferred:
     Federal                             --           (15,337)               31
                                 -----------       -----------       -----------
                                 $     (952)       $  (16,384)       $   (1,368)
                                 ===========       ===========       ===========

Canadian income before income taxes was not significant in 1999, 1998 and 1997.

Income tax (expense) benefit varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):

                                    1999              1998              1997
                                 -----------       -----------       -----------
Benefit of pre-tax loss from
  continuing operations at
  statutory rate                 $   33,180        $    4,989        $    2,483
Goodwill amortization                (1,633)           (1,692)           (1,692)

Effect of increasing deferred
  tax valuation allowance           (32,012)          (19,098)           (1,454)
Effect of state and Canadian
  income taxes                         (487)             (583)             (761)

Other                                    --                --                56
                                 -----------       -----------       -----------
                                 $     (952)       $  (16,384)       $   (1,368)
                                 ===========       ===========       ===========

NOTE 4.  DISCONTINUED OPERATION

In January 1997, the Company sold the capital stock of IMSAMET, Inc., a wholly-owned subsidiary that performed recycling and waste management services for the aluminum industry. After deferred income tax charges of $12.0 million, the 1997 gain on sale amounted to $9.6 million or $1.66 per share. Operating results of the discontinued operation were not significant for 1997.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  OTHER BALANCE SHEET INFORMATION
Long-lived assets (in thousands):

                                                      1999              1998
                                                   -----------       -----------
Property, plant and equipment, at cost:
  Land and improvements                            $       --        $    1,184
  Landfill development                                 17,080            34,729
  Buildings and improvements                           25,338            35,024
  Machinery and equipment                             212,060           233,387
                                                   -----------       -----------
                                                      254,478           304,324
Less accumulated depreciation                        (151,286)         (157,387)
                                                   -----------       -----------
                                                   $  103,192        $  146,937
                                                   ===========       ===========


Goodwill, at cost                                  $  167,875        $  181,556
Less accumulated amortization                         (58,289)          (53,625)
                                                   -----------       -----------
                                                   $  109,586        $  127,931
                                                   ===========       ===========

Long-term closure trust funds & deferred
  charges, at cost                                 $   17,721        $   48,865
Less accumulated amortization                         (17,319)          (15,660)
                                                   -----------       -----------
                                                   $      402        $   33,205
                                                   ===========       ===========

Landfill permits, at cost                          $   22,242        $   42,504
Less accumulated amortization                         (22,242)          (19,530)
                                                   -----------       -----------
                                                   $       --        $   22,974
                                                   ===========       ===========

Costs and accumulated depreciation and amortization amounts shown at December 31, 1999 include the effects of a $75.2 million unusual charge for the impairment of long-lived assets (see Note 2).

Other long-term liabilities (in thousands):
  Closure and post-closure liabilities             $   10,715        $    9,078
  Other                                                24,628            29,109
                                                   -----------       -----------
                                                   $   35,343        $   38,187
                                                   ===========       ===========

Allowance for doubtful accounts (in thousands):

                                    1999              1998              1997
                                 -----------       -----------       -----------

Balance at the beginning of year $    1,045        $      701        $    1,220
Additions charged to expense             36               728               158
Amounts written off                    (185)             (384)             (677)
                                 -----------       -----------       -----------
Balance at end of year           $      896        $    1,045        $      701
                                 ===========       ===========       ===========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

                                                      1999              1998
                                                   -----------       -----------
9 3/4% Senior Notes due 2003                       $  270,000        $  270,000
Revolving credit facility                               5,985            22,000
Industrial revenue bond financings,
  equipment loans and other                             8,967            11,572
                                                   -----------       -----------
                                                      284,952           303,572
Less current maturities                                (6,286)           (5,549)
                                                   -----------       -----------
Long-term debt                                     $  278,666        $  298,023
                                                   ===========       ===========

At December 31, 1999, required principal payments by year for the next five years are as follows: $.3 million in 2000, $.1 million in 2001, $8.5 million in 2002, and $270 million in 2003, and none in 2004. The Company repaid the $6 million outstanding on its revolving credit facility at December 31 during the first quarter of 2000.

All of the Senior Notes (10.2% effective rate including amortization of issuance costs) are redeemable, in whole or in part, at the Company's option at 103.3% of principal amount, declining to 100% by June 15, 2001. Upon a change in control, the Company must offer to purchase the Senior Notes at 101% of principal amount. The Senior Notes indenture contains restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

On November 17, 1999, the Company, through its IMS subsidiary, replaced its previous $43.8 million bank credit facility, which would have expired in January 2001, with a new $40 million credit facility (the "Agreement") with Bank of America, N.A. As required by the Emerging Issues Task Force issue 98-14, the unamortized issuance costs from the previous bank facility totaling $1.1 million were combined with issuance costs from the Agreement and will be amortized through the Agreement's maturity date of March 31, 2003. The Agreement is secured by certain assets of IMS, principally equipment and accounts receivable. Interest on borrowings is based on either the bank's prime rate or the London Interbank Offering Rate (LIBOR), plus a negotiated bank margin. The interest rate on outstanding borrowings at December 31, 1999 was 9.75%. The Company also pays a commitment fee on the unused portion of the facility, as well as fees on any outstanding letters of credit. The Agreement contains certain restrictions on the Company and its subsidiaries, including, among other things, a requirement to maintain a specified minimum level of available credit, and a prohibition for payment of cash dividends. The Agreement also contains covenants that require the Company to meet certain financial ratios and tests. At December 31, 1999, the Company was in compliance with all such covenants. After deducting outstanding borrowings, $5.7 million of commitments for standby letters of credit, and minimum availability requirements, approximately $20.3 million of the total facility was unused and available.

An $8.5 million industrial revenue bond financing carries an effective interest rate of 9.3%. Equipment loans and other debt carry a weighted average effective interest rate of 9.6%.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  IU INTERNATIONAL ACQUISITION OBLIGATIONS

The Company has certain obligations resulting from the 1988 acquisition of IU International Corporation ("IU") that are unrelated to current operations. At December 31, 1999, these liabilities totaled $22.6 million, of which $5.6 million were classified as short-term, and $17 million as long-term on the accompanying balance sheet. At December 31, 1998, such liabilities totaled $21.7 million, of which $2.7 million were short-term. These amounts represent obligations for product liability claims, insurance, employee benefits and other matters.

The product liability obligations primarily pertain to personal injury claims for certain asbestos-related products distributed by two IU subsidiaries during the 1960s and 1970s. The two subsidiaries are participants in the Center for Claims Resolution ("CCR"), a group of manufacturers and distributors of asbestos-related products. The CCR acts as a central administrative entity to attempt cost-effective claims handling, reduce litigation costs, and effect broad-based settlements of claims.

Management believes: a) that most of the Company's product liability and related litigation defense costs will ultimately be recovered through its various layers of insurance coverage in place during the periods covered by such claims, and b) the ultimate exposure to the Company will result primarily from certain insurance companies, operating outside the United States, that provided the Company with insurance coverage for such claims, and have since become insolvent. Management is actively pursuing recovery claims from the insolvent estates and potential reinsurance such insolvent companies may have had with other solvent insurers. Management cannot with any reasonable certainty estimate the ultimate amount of claims probable of assertion, nor can it accurately predict the level of success expected with its pursuit to secure recoveries from insolvent insurers. However, management has recorded a liability which it believes reflects all currently available information including known claims, and probable insurance coverage. Management will continue to evaluate whether the Company's ultimate liability for product liability claims can be reasonably estimated. If such an estimate is feasible, charges against future operations may be necessary, however the timing or amount of any such charge cannot presently be determined.

During 1999, the Company received a cash settlement of $8.7 million from an insurance company in settlement of its obligations to insure the Company under two insurance policies. Any previously asserted or future claims covered by such policies become the responsibility of the Company. The net cash inflow for 1999 related to the IU International acquisition obligations was $6.1 million, which included the cash settlement noted above.

NOTE 8.  STOCKHOLDERS' EQUITY (DEFICIT)

At December 31, 1999, a total of 878,159 shares of the Company's common stock have been reserved for stock options (see Note 9). Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

An affiliate of Freeman Spogli & Co. owns approximately 47% of the Company's common stock.

The Company is authorized to issue 5.6 million shares of preferred stock, par value $.25 per share, with such terms and conditions as shall be specified by the Company's Board of Directors.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The Company has a loan to an employee which originated to purchase common stock of the Company in 1989. The loan bears interest at 6%, and requires payment in full within 30 days of the employee's termination and provides for forgiveness in the event of the employee's death. As of December 31, 1999 and 1998, the loan principal balance was $90,000. Accrued intrest receivable on the loan as of such dates was approximately $51,000 and $47,000, respectively.

NOTE 9.  STOCK OPTIONS

The Company maintains plans that provide incentive stock options and non-qualified stock options to key employees to purchase shares of the Company's common stock. The terms, conditions and numbers of shares are determined by the Compensation and Stock Option Committee of the Board of Directors. In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provided for up to 500,000 shares of the Company's common stock subject to grants issued under the Plan, such grants may be in the form of incentive stock options, non-qualified stock options, or stock appreciation rights, with a term not to exceed ten years from the grant date. Incentive stock options may not be granted at exercise prices less than the fair market value of the stock at the time of grant. Options generally vest over three or five year periods.

Option activity is summarized below:

                                                                       Weighted
                                       Number of Shares                -Average
                                  -----------------------------
                                                       Under           Exercise                  Range
                                                                                     -----------------------------
                                   Available          Option             Price          From               To
                                  -----------       -----------       -----------    -----------       -----------
Balance at January 1, 1997           189,117           237,682              29.13         17.50             58.63

  Granted                            (15,140)           15,140              13.51         10.06             20.13
  Canceled                            24,701           (24,701)             27.49         17.50             57.75
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1997         198,678           228,121              28.27         10.63             57.75

  Granted                            (82,747)           82,747              14.34         13.60             21.00
  Canceled                            45,229           (45,229)             31.27         10.06             57.75
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1998         161,160           265,639              23.42         10.06             49.00
                                  -----------       -----------

  Authorized                         500,000            ------
  Granted                           (167,856)          167,856               4.09          2.06              5.13
  Canceled                            82,786          (131,426)             27.05         14.00             49.00
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1999         576,090           302,069              11.10          2.06             45.50
                                  ===========       ===========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCK OPTIONS (CONTINUED)

Summarized information about stock options outstanding at December 31, 1999 is as follows:


                                      Weighted-
                                       Average        Weighted-                      Weighted-
    Range of          Number of       Remaining        Average        Number of       Average
    Exercise           Options       Contractual      Exercise         Options        Exercise
     Prices          Outstanding        Life           Price         Exercisable       Price
----------------     -----------     -----------     -----------     -----------     -----------
$2.06 to $21.00         252,876       8.5 years      $     7.84          53,497      $    15.70
$21.01 to $30.63         46,764       4.8                 27.23          46,077           27.22
$30.64 to $45.50          2,429        .2                 45.50           2,429           45.50
                     -----------                                     -----------
$2.06 to $45.50         302,069       7.8                 11.15         102,003           21.61
                     ===========                                     ===========


The Company also maintains a stock option plan for outside directors that are neither employees of the Company nor affiliated with Freeman Spogli & Co. Under the plan, on January 1 of each year each such outside director is granted options to purchase 714 shares of the Company's common stock at the prior year-end market price. The plan also allows these directors to elect to receive below-market options in lieu of their annual directors' fees. In 1998 two directors, and in 1997 one director elected to receive such options in lieu of their $15,000 annual directors' fees. All options granted under the plan become exercisable on the following January 1.

In addition, three outside directors hold options, granted prior to 1995, to purchase 8,571 shares of the Company's common stock at exercise prices equal to the fair market value at the time of grant.

Using the Black-Scholes option pricing model, the estimated per share weighted average fair values of stock options granted were $1.18 in 1999, $9.95 during 1998 and $8.19 during 1997. Assumptions made in determining the estimates of fair value include: risk-free interest rates of 6.6% in 1999, 4.7% in 1998 and 5.5% in 1997; a volatility factor of .58 in 1999 and 1998, and .48 in 1997; and a weighted-average expected life of 8 years for all three years.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except for per share amounts):

                                    1999              1998              1997
                                 -----------       -----------       -----------
Pro forma net (loss) income      $  (95,845)       $  (30,913)       $      213

Pro forma net (loss) income
  per share                      $   (16.49)       $    (5.32)       $      .04

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  OPERATING SEGMENTS

The Company's reportable operating segments, which are organized by type of service, are: IMS, which provides recycling and other specialized services for the steel industry, and Technologies, which operates hazardous waste disposal landfills and provides waste management and stabilization services for the steel industry, as well as companies in other industries and governmental agencies. Information by reportable segment for the three years ended December 31, 1999 is as follows (in thousands):

                                    1999              1998              1997
                                 -----------       -----------       -----------
REVENUES
  IMS                            $  180,697        $  191,438        $  185,587
  Technologies                       31,278            40,938            42,091
                                 -----------       -----------       -----------
                                 $  211,975        $  232,376        $  227,678
                                 ===========       ===========       ===========

UNUSUAL ITEM (CHARGES)
  CREDITS, NET
  IMS                            $   (2,924)       $   (2,851)       $       69
  Technologies                      (75,722)             (790)           (1,491)
  Corporate headquarters             (2,389)           (4,293)              122
                                 -----------       -----------       -----------
                                 $  (81,035)       $   (7,934)       $   (1,300)
                                 ===========       ===========       ===========

TOTAL OPERATING INCOME (LOSS)
  IMS                            $   22,330        $   23,614        $   26,563
  Technologies                      (83,260)           (1,586)           (1,664)
  Corporate headquarters             (4,115)           (7,035)           (3,908)
                                 -----------       -----------       -----------
                                 $  (65,045)       $   14,993        $   20,991
                                 ===========       ===========       ===========

IDENTIFIABLE ASSETS
  IMS                            $  226,763        $  246,768        $  252,584
  Technologies                       45,395           131,440           131,231
  Corporate headquarters              6,099             9,248            29,487
                                 -----------       -----------       -----------
                                 $  278,257        $  387,456        $  413,302
                                 ===========       ===========       ===========

DEPRECIATION AND AMORTIZATION
  IMS                            $   26,613        $   27,079        $   25,925
  Technologies                       11,498            11,275            10,807
  Corporate headquarters              1,158             1,051               789
                                 -----------       -----------       -----------
                                 $   39,269        $   39,405        $   37,521
                                 ===========       ===========       ===========

CAPITAL EXPENDITURES
  IMS                            $   15,876        $   27,874        $   21,002
  Technologies                        1,460             7,714             8,342
  Corporate headquarters              -----             -----                10
                                 -----------       -----------       -----------
                                 $   17,336        $   35,588        $   29,354
                                 ===========       ===========       ===========

Corporate headquarters expenses and assets support both segments but are not directly associated with either. Corporate assets consist principally of cash and cash equivalents, unamortized debt issuance costs, and in 1997 deferred tax assets.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  OPERATING SEGMENTS (continued)

Revenues from USX Corporation, the Company's largest steel industry customer, ranged from approximately $41 to $46 million annually during the three years ended December 31, 1999. Almost all of this revenue was recorded by the Company's IMS business. Accounts receivable due from USX Corporation totaled $4.2 million at December 31, 1999. The Company conducts business primarily in the United States, its IMS business has some Canadian customers, however foreign operations are not material. Technologies' waste landfill sites are located in Idaho and Ohio.

The following table sets forth the percentage of total revenue contributed by each class of services during the three years ended December 31, 1999:

                                    1999              1998              1997
                                 -----------       -----------       -----------
Industrial recycling                  70.6%             69.6%             67.8%

Specialized services                  14.6%             12.8%             13.7%

Waste stabilization and disposal      14.8%             17.6%             18.5%
                                 -----------       -----------       -----------
                                     100.0%            100.0%            100.0%
                                 -----------       -----------       -----------

NOTE 11.  RETIREMENT PLANS

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

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  RETIREMENT PLANS (continued)

                                                      1999              1998
                                                   -----------       -----------
Change in benefit obligations:

  Benefit obligations at beginning of year         $   21,443        $   21,585
  Service cost                                            475               564
  Interest cost                                         1,504             1,550
  Net actuarial (gains) losses                           (792)              553
  Benefits paid                                        (2,950)           (2,886)
  Other                                                    36                77
                                                   -----------       -----------
  Benefit obligations at end of year               $   19,716        $   21,443
                                                   ===========       ===========

Change in plan assets:
  Fair value of plan assets at beginning of year   $   20,294        $   21,766
  Actual return on assets                               4,284             1,533
  Employer contributions                                  145               226
  Benefits paid                                        (2,950)           (2,886)
  Plan expenses                                          (338)             (312)
  Other                                                    28               (33)
                                                   -----------       -----------
  Fair value of plan assets at end of year         $   21,463        $   20,294
                                                   ===========       ===========

Funded status                                      $    1,747        $   (1,149)
Unrecognized net actuarial (gains) losses              (2,998)              393
Unamortized prior service cost decrease                (2,798)           (3,120)
Other                                                      (7)               (9)
                                                   -----------       -----------
Accrued pension cost                               $   (4,056)       $   (3,885)
                                                   ===========       ===========

Net periodic pension cost for defined benefit plans includes the following (in thousands):

                                    1999              1998              1997
                                 -----------       -----------       -----------
  Service cost                   $      475        $      564        $      700
  Interest cost                       1,524             1,550             1,533
  Expected return on plan assets     (1,427)           (1,463)           (1,423)
  Net amortization and deferral        (257)             (195)             (267)
                                 -----------       -----------       -----------
  Net periodic pension costs     $      315        $      456        $      543
                                 ===========       ===========       ===========

The actuarial present value of projected benefit obligations was determined using discount rates of 7.75% in 1999 and 7.25% in 1998. The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5% in both years.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $1.2 million in 1999 and 1998, and $1.4 million in 1997.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  RETIREMENT PLANS (continued)

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multiemployer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multiemployer pension plans. Costs for multiemployer pension plans amounted to $2.4 million in 1999, $2.2 million in 1998 and $1.8 million in 1997.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Costs for these plans amounted to $2.2 million in 1999, $2.1 million in 1998 and $2 million in 1997.

The Company also has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. The actuarially computed cost for these plans was $.5 million in 1999, $.3 million in 1998 and $.4 million in 1997. The plans are not funded, the Company pays postretirement benefits as required for individual participants. The accrued postretirement benefit obligation at December 31, 1999 and 1998 was $4.4 million, of which $4 million represents obligations in connnection with the IU International acquisition. The discount rate used to actuarially compute this liability was 7.75% for 1999 and 7.25% for 1998.

Future cost increases in health care benefits are assumed to be 7.5% in 1999, decreasing less than 1% per year to 5% by 2002 and remaining at that level thereafter. Increasing these rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by $.2 million and would not have had a significant impact on the postretirement benefit cost for 1999.

NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION

Amortization in the consolidated statement of cash flows includes amortization of goodwill, landfill permits and deferred charges related to landfill closure together with non-cash interest costs.

Changes in working capital include the following (in thousands):

                                    1999              1998              1997
                                 -----------       -----------       -----------
  Accounts receivable            $     (524)         $    664        $   (2,000)
  Other current assets                 (581)              446               425
  Accounts payable and other
    current liabilities               4,554            (3,141)            1,304
                                 -----------       -----------       -----------
  Cash provided (used)           $    3,449        $   (2,031)       $     (271)
                                 ===========       ===========       ===========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION (continued)

Closure trust fund recoveries (payments) include the following activity (in thousands):

                                    1999              1998              1997
                                 -----------       -----------       -----------
  Purchases of investments       $     (797)       $   (1,243)       $   (1,654)
  Sales of investments                  968               171               139
                                 -----------       -----------       -----------
  Cash recovered (used)          $      171        $   (1,072)       $   (1,515)
                                 ===========       ===========       ===========

Net cash flows related to the IU International acquisition are principally payments of pre-acquisition obligations. In 1999, the Company recovered $8.7 million from an insurance company related to such obligations.

The Company paid interest of $28.5 million in 1999, and $28.8 million in 1998 and 1997. Payments for income taxes, net of refunds, were $.9 million in 1999, $1.4 million in 1998 and $1.1 million in 1997.


NOTE 13.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments carried in the Company's consolidated balance sheet are as follows (in thousands):

                                     1999                         1998
                           -------------------------   -------------------------
                            Carrying        Fair        Carrying         Fair
                             Amounts       Values        Amounts        Values
                           -----------   -----------   -----------   -----------

Long-term debt             $  278,666    $  189,566    $  298,023    $  276,423
Other non-current assets
  and stock purchase loans        138           138         1,375         1,375

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

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for non-cancelable operating leases as of December 31, 1999 amount to $8.4 million in 2000, $6.6 million in 2001, $4.9 million in 2002, $2.6 million in 2003, $1.2 million in 2004, and decreasing amounts thereafter. Operating leases are primarily for machinery and equipment. Rent expense was $11.7 million in 1999, $11.6 million in 1998 and $10.2 million in 1997.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMITMENTS AND CONTINGENCIES (continued)

At December 31, 1999, the Company had commitments for capital equipment additions totaling $29.4 million. This amount includes expenditures the Company may seek to finance through operating leases which have not yet obtained by the Company, and not included in the non-cancelable lease amounts disclosed above. The total commitment amount includes amounts that may be expended beyond 2000.

The Company's Ohio and Idaho facilities hold operating permits issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended, that require renewal and modification from time to time. The Company expects to obtain the required renewals and modifications to its permits to continue to provide landfill capacity in its approved disposal cells.

The Company, its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. Such regulations may not only affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. The Company has recorded a contingent liability for certain product liability claims related to its former businesses (see IU Acquisition Obligations at Note 7 in this Report). In the opinion of management, based on currently available information, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

                             Fourth         Third        Second         First
                            Quarter(1)     Quarter       Quarter       Quarter
                           -----------   -----------   -----------   -----------
1999
Revenues                   $   54,271    $   55,584    $   53,837    $   48,283
Gross profit                    9,124        10,948        10,434         8,047
Unusual charges               (78,071)           --            --        (2,964)
Operating income (loss)       (74,474)        5,867         4,733        (1,171)
Net loss                   $  (81,966)   $   (1,633)   $   (3,088)   $   (9,064)
                           ===========   ===========   ===========   ===========

Basic and diluted net
  loss per share           $   (14.10)   $     (.28)   $     (.53)   $    (1.56)
                           ===========   ===========   ===========   ===========


                             Fourth         Third        Second         First
                            Quarter(2)     Quarter       Quarter       Quarter
                           -----------   -----------   -----------   -----------
1998
Revenues                   $   52,124    $   57,710    $   62,963    $   59,579
Gross profit                    8,220        11,944        14,431        11,361
Unusual charges                (3,508)         (526)       (3,489)         (411)
Operating income (loss)        (1,065)        6,294         5,075         4,689
Net loss                   $  (23,921)   $   (4,259)   $     (887)   $   (1,572)
                           ===========   ===========   ===========   ===========

Basic and diluted net
  loss per share           $    (4.12)   $     (.73)   $     (.15)   $     (.27)
                           ===========   ===========   ===========   ===========


(1) Included in the 1999 fourth quarter is a loss on impaired assets totaling $75.2 million related to the waste landfills of the Company's Technologies business.
(2) Included in the 1998 fourth quarter is a write-down of all of the Company's deferred tax assets totaling $15.3 million.

                               ENVIROSOURCE, INC.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


           The Company filed a Current Report on Form 8-K, Item 4, regarding a change in the Company's independent accountants, dated September 24, 1999.

                               ENVIROSOURCE, INC.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Company.

         Reference is made to the information set forth under the headings (i) "Election of Class B Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1999 and (ii) "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.


ITEM 11.  Executive Compensation.

         Reference is made to the information set forth under the heading "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1999, which information is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management.

         Reference is made to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the
Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1999, which information is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.

         Reference is made to the information set forth under the heading "Certain Transactions" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 1999, which information is incorporated herein by reference.

                               ENVIROSOURCE, INC.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits filed.
         (1) and (2)

              Financial statements and schedules are shown in the index and other information contained in Item 8 of this report.

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

                               ENVIROSOURCE, INC.

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

                               ENVIROSOURCE, INC.

    4.8*      Loan and Security  Agreement,  dated as of November 16, 1999,  the
              lenders  parties  thereto,  Bank  of  America,   N.A.,  as  Agent,
              International Mill Service, Inc. and IMS Alabama, Inc.

    10.1 Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

    10.2 Stock Option Agreement, dated March 18, 1992, between the Company and Raymond P. Caldiero (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

    10.3 Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit
              10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-1363)).

    10.4 Amendment, dated August 5, 1993, to the Stock Option Agreement, dated March 18, 1992, between the Company and Jeffrey G. Miller (incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

    10.5 Stock Option Agreement, dated August 5, 1993, between the Company and Wallace B. Askins (incorporated herein by reference to Exhibit
              10.23 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 16, 1993 (File No. 33-46930)).

    10.6 Envirosource, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed June 14, 1993 (File No. 33-62050)).

    10.7 Envirosource, Inc. Stock Option Plan for Non-Affiliated Directors, dated as of January 1, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

                               ENVIROSOURCE, INC.

    10.8 Supplemental Executive Retirement Plan of the Company, effective January 1, 1995 (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-1363)).

    10.9 Envirosource, Inc. 1999 Stock Option Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement filed April 30, 1999, in respect of its 1999 Annual Meeting of Stockholders (File No. 1-1363)).

    10.10 Employment Agreement, dated as of January 20, 1999, between the Company and John T. DiLacqua (incorporated herein by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

    10.11 Letter Agreement, dated February 15, 1999, between the Company and John C. Heenan (incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

    10.12 Letter Agreement, dated March 23, 1999, between the Company and James C. Hull (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

    10.13* Letter Agreement, dated July 30, 1999, between the Company and James C. Hull.

    10.14* Employment Agreement, dated as of January 3, 2000, between the Company and John P. Carroll.

    10.15* Employment Agreement, dated as of January 3, 2000, between the Company and John C. Heenan.

    10.16* Employment Agreement, dated as of January 3, 2000, between the Company and Leon Z. Heller.

    21.1*     Subsidiaries of the Company

    23.1*     Consent of Grant Thornton LLP

    23.2*     Consent of Ernst & Young LLP

              (b)      Reports on Form 8-K.
                       -------------------
              No   reports   on Form 8-K were filed  during  the  quarter  ended
December 31, 1999.

* Filed herewith.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000
                                                            ENVIROSOURCE, INC.


                                                        By: /s/ JOHN T. DILACQUA
                                                            --------------------
                                                            John T. DiLacqua
                                                            President and Chief
                                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2000.

Signature                                                     Title
---------                                                     -----

/s/ JOHN T. DILACQUA                         President, Chief Executive Officer
--------------------
John T. DiLacqua                             and Director (Principal Executive
                                             Officer)


/s/ JOHN C. HEENAN                           Senior Vice President and Chief
------------------
John C. Heenan                               Financial Officer (Principal
                                             Financial and Accounting Officer)


/s/ ROBERT N. GURNITZ                        Chairman of the Board of Directors
---------------------
Robert N. Gurnitz

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


/s/ JON D. RALPH                             Director
----------------
Jon D. Ralph


/s/ JOHN M. ROTH                             Director
----------------
John M. Roth


/s/ J. FREDERICK SIMMONS                     Director
------------------------
J. Frederick Simmons


/S/ RONALD P. SPOGLI                         Director
--------------------
Ronald P. Spogli

                                  EXHIBIT INDEX


Number                             Description                          Page
------                             -----------                          ----

4.8         Loan and Security Agreement, dated as of November 16,      EXHIBIT 1
            1999, the lenders parties thereto, Bank of America, N.A., as Agent, International Mill Service, Inc. and
            IMS Alabama, Inc.

10.13       Letter Agreement, dated July 30, 1999, between the         EXHIBIT 2
            Company and James C. Hull.

10.14       Employment Agreement, dated as of January 3, 2000,         EXHIBIT 3
                 between the Company and John P. Carroll.

10.15       Employment Agreement, dated as of January 3, 2000,         EXHIBIT 4
                   between the Company and John C. Heenan.

10.16       Employment Agreement, dated as of January 3, 2000,         EXHIBIT 5
                     between the Company and Leon Z. Heller.

21.1        Subsidiaries of the Company                                EXHIBIT 6

23.1        Consent of Grant Thornton LLP                              EXHIBIT 7

23.2        Consent of Ernst & Young LLP                               EXHIBIT 8