Form 10-Q
period 2000-03-31
ENVIROSOURCE INC
filed 2000-05-09
CIK 106752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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


          1155 Business Center Drive, Horsham, Pennsylvania 19044-3454
               (Address of principal executive offices)(Zip Code)

                                 (215) 956-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ----- ----

The number of shares outstanding of the Registrant's Common Stock as of the close of business on May 8, 2000 was 5,813,394.

                         PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                 March 31,     December 31,
                                                    2000           1999
                                                ------------   ------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $     3,700    $     2,125
  Accounts receivable, less allowance
    for doubtful accounts                            32,355         32,829
  Recoverable trust fund                                  -         15,173
  Other current assets                                3,649          3,645
                                                ------------   ------------
    Total current assets                             39,704         53,772

Property, plant and equipment, at cost              261,750        254,478
  Less accumulated depreciation                    (156,575)      (151,286)
                                                ------------   ------------
                                                    105,175        103,192

Goodwill, less accumulated amortization             108,509        109,586
Other assets                                         10,979         11,707
                                                ------------   ------------
                                                $   264,367    $   278,257
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                              $     9,834    $    14,933
  Accrued interest                                    8,032          1,323
  Other accruals and current liabilities             23,891         27,269
  Current portion of debt                               154          6,286
                                                ------------   ------------
    Total current liabilities                        41,911         49,811

Long-term debt:
  Senior Notes due 2003                             270,000        270,000
  Other long-term debt                                8,659          8,666
                                                ------------   ------------
    Total long-term debt                            278,659        278,666

Other long-term liabilities                          33,356         35,343

Stockholders' deficit:
  Common stock                                          291            291
  Capital in excess of par value                    175,969        175,969
  Accumulated deficit                              (264,591)      (260,522)
  Accumulated other comprehensive losses             (1,228)        (1,211)
  Stock purchase loan receivable from officer             -            (90)
                                                ------------   ------------
    Total stockholders' deficit                     (89,559)       (85,563)
                                                ------------   ------------
                                                $   264,367    $   278,257
                                                ============   ============


                             See accompanying notes.

                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         (Dollars and shares in thousands, except for per share amounts)


                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
Revenues                                          $   50,483        $   48,283
                                                  -----------       -----------
Expenses:
  Cost of revenues                                    36,564            33,179
  Selling, general and administrative                  3,518             4,641
  Depreciation and amortization
    (less interest amortization)                       7,075             8,670
  Unusual charges                                          -             2,964
                                                  -----------       -----------
    Total expenses                                    47,157            49,454
                                                  -----------       -----------

Operating income (loss)                                3,326            (1,171)

Interest income                                          206               183
Interest expense                                      (7,358)           (7,807)
                                                  -----------       -----------

Loss before income taxes                              (3,826)           (8,795)

Income tax expense                                      (243)             (269)
                                                  -----------       -----------

Net loss                                          $   (4,069)       $   (9,064)
                                                  ===========       ===========
Basic and diluted net loss per share              $    (0.70)       $    (1.56)
                                                  ===========       ===========
Weighted average shares                                5,813             5,813
                                                  ===========       ===========

                            See accompanying notes.

                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                     Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                      $    (4,069)   $    (9,064)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
    Depreciation                                      5,741          6,379
    Amortization                                      1,773          2,774
    Unusual charges (payments), net                  (1,132)         1,298
    Changes in operating working capital                (26)         5,547
    Other, net                                           66            162
                                                ------------   ------------
      Cash provided by operating activities           2,353          7,096
                                                ------------   ------------

INVESTING ACTIVITIES:
  Property, plant and equipment:
    Additions                                        (8,112)        (5,358)
    Proceeds from dispositions                          438            735
  Closure trust fund recovery, net                   15,149            634
  Cash flows related to IU International
    acquisition, net                                 (1,852)          (625)
  Other                                                (262)          (385)
                                                ------------   ------------
      Cash provided by (used for) investing
        activities                                    5,361         (4,999)
                                                ------------   ------------

      Cash provided before financing activities       7,714          2,097
                                                ------------   ------------

FINANCING ACTIVITIES:
  Revolving credit facility:
    Borrowings                                        7,394         22,000
    Repayments                                      (13,379)       (26,000)
                                                ------------   ------------
                                                     (5,985)        (4,000)
  Other debt repayment                                 (154)          (394)
                                                ------------   ------------
      Cash used for financing activities             (6,139)        (4,394)

CASH AND CASH EQUIVALENTS:
      Increase (decrease) during the period           1,575         (2,297)
      Beginning of year                               2,125          5,134
                                                ------------   ------------
      End of period                             $     3,700    $     2,837
                                                ============   ============

                             See accompanying notes.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Certain amounts reported in prior periods have been reclassified for comparative purposes. Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Quarterly financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

NOTE 2 - COMPREHENSIVE LOSS

The following table presents total comprehensive losses for the three-month periods ended March 31, 2000 and 1999 (dollars in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------

Net loss                                             $   (4,069)    $   (9,064)
Canadian currency translation adjustment                    (17)            95
                                                     -----------    -----------
Comprehensive loss                                   $   (4,086)    $   (8,969)
                                                     ===========    ===========

NOTE 3 - UNUSUAL CHARGES

In 1998 the Company initiated a profit improvement program. Costs for the three months ended March 31, 1999 totaled $3 million and consisted of $2.3 million of employee severance and the balance for consulting fees.

NOTE 4 - SEGMENT DISCLOSURE

Operating information for the Company's reportable segments for the three-month periods ended March 31, 2000 and 1999 can be found in the table on page 7 of this Report. At March 31, 2000, there were no changes in the basis of segmentation or in the measurement of segment operating results. Identifiable assets of the Company's Technologies business were $30.5 million at March 31, 2000, compared with $45.4 million at December 31, 1999. The decrease was due to the recovery of a $15.2 million trust fund that had previously secured the estimated closure and post-closure costs at the Company's landfill site in Idaho. There were no significant changes in identifiable assets in the Company's other reportable segments between December 31, 1999 and March 31, 2000.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company and its competitors and customers are subject to a complex, evolving array of federal, state and local environmental laws and regulations. Such requirements may not only affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the accompanying condensed consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. The Company has recorded a contingent liability for certain product liability claims related to two of its former businesses. In the opinion of management, based on currently available information, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

The Company provides assurances that it will be financially able to meet its obligations related to the closure and post-closure monitoring and maintenance procedures of its hazardous waste landfills. For the Company's landfill site in Idaho, such assurances had previously been provided with cash deposits held in trust. With the approval of various regulatory agencies, this trust fund was replaced in the first quarter of 2000 by a surety bond with an insurance company, and the $15.2 million balance of the trust fund was recovered by the Company. As part of the surety bond agreement with the insurance company, the Company has committed to making collateral payments as security for such surety bond into a trust account. These payments total $5 million, 50% of which was paid in the second quarter of 2000; the balance will be paid one year later.

At March 31, 2000, the Company is committed to spend approximately $25 million for additions to capital equipment. This commitment may be partly funded by leases the Company has not currently obtained, and portions of the commitment may be spent after December 31, 2000. The Company also has commitments totaling $5.7 million against its revolving credit facility for outstanding standby letters of credit.

                               ENVIROSOURCE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------


RESULTS OF OPERATIONS

                                 Three Months Ended             2000
                                      March 31,           Increase (decrease)
                              ------------------------  ------------------------
                                 2000         1999         Amount         %
                              -----------  -----------  -----------  -----------
                                     (Dollars in thousands)
REVENUES
  IMS                         $   42,032   $   42,101   $      (69)     (0.2%)
  Technologies                     8,451        6,182        2,269      36.7%
                              -----------  -----------  -----------
                              $   50,483   $   48,283   $    2,200       4.6%
                              ===========  ===========  ===========

GROSS PROFIT (LOSS)
  IMS                         $    7,745   $    8,144   $     (399)     (4.9%)
  Technologies                       575          (97)         672
                              -----------  -----------  -----------
                              $    8,320   $    8,047   $      273       3.4%
                              ===========  ===========  ===========

OPERATING INCOME (LOSS)
  IMS                         $    4,197   $    3,855   $      342       8.9%
  Technologies                      (461)      (1,595)       1,134
  Corporate headquarters            (410)        (467)          57     (12.2%)
                              -----------  -----------  -----------
                                   3,326        1,793        1,533      85.5%
  Unusual charges                      -       (2,964)       2,964
                              -----------  -----------  -----------
                              $    3,326   $   (1,171)  $    4,497
                              ===========  ===========  ===========


         Consolidated revenue in the first quarter of 2000 increased 4.6% compared with the same quarter of 1999. The increase reflected higher production volume by the Company's steel industry customers that benefited both of the Company's businesses. The Technologies revenue increase was due to higher overall volumes of processed hazardous waste products, and a favorable change in the mix of material processed. Revenue of the IMS business for the 2000 first quarter was essentially unchanged from a year ago. Higher steel production levels resulted in additional IMS revenues that effectively offset the loss of two large contracts that were not renewed at the end of 1999.

         Consolidated gross profit for the first quarter of 2000 increased 3.4%, primarily due to the revenue increase.

         Selling, general and administrative expenses for the 2000 first quarter decreased 24% from the same quarter of 1999. Both operating segments benefited from reduced administrative costs resulting in part from the Company's profit improvement program, which originated in 1998. As part of this program, the Company had incurred unusual charges during the 1999 first quarter of $3 million, consisting of $2.3 million for employee severance costs, and the balance for consulting fees.

                               ENVIROSOURCE, INC.

         Interest expense for the 2000 first quarter decreased 5.8%, as average outstanding borrowings on the Company's bank credit facility were reduced significantly from a year ago. During the current first quarter, the Company repaid the entire $6 million of borrowings that had been outstanding on its bank credit facility at December 31, 1999. Management expects to utilize some of its available credit to invest in capital equipment and other pre-operating costs for a significant new contract that is expected to begin full operations in early 2001 (see below). Therefore, the Company may not experience the same interest cost savings throughout the balance of this year.

         Due to the factors described above, the Company recorded a 2000 first quarter net loss of $4.1 million, an improvement compared with the first quarter 1999 net loss of $9.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs and debt service obligations. At March 31, 2000, the Company had negative working capital totaling $2.2 million, a decrease of $6.2 million from December 31, 1999. The decrease was primarily due to the recovery of cash totaling $15.2 million from a trust fund, the proceeds of which were used to fund, among other things, capital expenditures. The trust fund had previously provided financial assurance for the estimated closure and post-closure costs at the Technologies landfill site in Idaho. In conjunction with the trust fund recovery, the Company has committed to pay $5 million to a trust account as collateral for a surety bond issued by an insurance company that replaced the trust fund in providing such financial assurance. Half of this amount was paid in the second quarter of 2000, and the balance will be paid one year later.

         Other investing activities in the 2000 first quarter included $8.1 million of capital expenditures, compared with $5.4 million for the first quarter of 1999. The increase was due to the investment required by a significant new contract to provide services at a greenfield steel mill unit of an established customer. The Company expects 2000 capital expenditures to exceed the 1999 level of $17.3 million, primarily because of the new contract discussed above. Through March 31, 2000, the Company is committed to equipment additions totaling approximately $25 million. This commitment may be partly funded by leases the Company has not currently obtained, and portions of this commitment may be spent in years beyond 2000.

FORWARD-LOOKING STATEMENTS (SAFE HARBOR STATEMENT)
--------------------------------------------------

         Some of the statements in this Report are forward-looking statements. These statements are based on current expectations that involve a number of risks and uncertainties, which could cause actual results to differ materially from those projected. These forward-looking statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission, which includes information describing factors that could cause actual results to differ materially from those projected in such forward-looking statements.

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

                               ENVIROSOURCE, INC.

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

4.8 Loan and Security Agreement, dated as of November 16, 1999, the lenders parties thereto, Bank of America, N.A., as Agent, International Mill Service, Inc. and IMS Alabama, Inc. (incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.1 Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

10.2 Stock Option Agreement, dated March 18, 1992, between the Company and Raymond P. Caldiero (incorporated herein by reference to Exhibit 10.20

                               ENVIROSOURCE, INC.

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

10.13 Letter Agreement, dated July 30, 1999, between the Company and James C. Hull. (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.14 Employment Agreement, dated as of January 3, 2000, between the Company and John P. Carroll (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.15 Employment Agreement, dated as of January 3, 2000, between the Company and John C. Heenan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.16 Employment Agreement, dated as of January 3, 2000, between the Company and Leon Z. Heller (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.17* Promissory Note of John P. Carroll, dated August 1, 1995, as amended, payable to International Mill Service, Inc.

         (b)      Reports on Form 8-K.
                  -------------------

                No reports on Form 8-K were filed during the quarter ended March 31, 2000.

* Filed herewith.

                               ENVIROSOURCE, INC.

                                   SIGNATURES
                                   ----------


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2000


                                   ENVIROSOURCE, INC.


                                   By: /s/John C. Heenan
                                      ------------------
                                       John C. Heenan
                                       Senior Vice President and Chief Financial
                                       Officer

                               ENVIROSOURCE, INC.

                                  EXHIBIT INDEX

Number          Description                                           Page

10.17           Promissory  Note of John P. Carroll,  dated           EXHIBIT  1
                dated August 1, 1995, as amended,payable to International Mill Service, Inc.