Form 10-Q
period 2000-06-30
ENVIROSOURCE INC
filed 2000-08-10
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock as of the close of business on August 7, 2000 was 5,813,394.

                        PART I. - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          --------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                  June 30,     December 31,
                                                    2000           1999
                                                ------------   ------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $     2,413    $     2,125
  Accounts receivable, less
    allowance for doubtful accounts                  34,446         32,829
  Recoverable trust fund                                  -         15,173
  Other current assets                                3,431          3,645
                                                ------------   ------------
    Total current assets                             40,290         53,772

Property, plant and equipment, at cost              264,728        254,478
  Less accumulated depreciation                    (155,683)      (151,286)
                                                ------------   ------------
                                                    109,045        103,192

Goodwill, less accumulated amortization             107,431        109,586
Other assets                                         12,836         11,707
                                                ------------   ------------
                                                $   269,602    $   278,257
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                              $    14,735    $    14,933
  Accrued liabilities                                25,607         28,592
  Current portion of debt                            10,554          6,286
                                                ------------   ------------
    Total current liabilities                        50,896         49,811

Long-term debt:
  Senior Notes due 2003                             270,000        270,000
  Other long-term debt                                8,970          8,666
                                                ------------   ------------
    Total long-term debt                            278,970        278,666

Other long-term liabilities                          31,829         35,343

Stockholders' deficit:
  Common stock                                          291            291
  Capital in excess of par value                    175,969        175,969
  Accumulated deficit                              (267,011)      (260,522)
  Accumulated other comprehensive losses             (1,342)        (1,211)
  Stock purchase loan receivable from officer             -            (90)
                                                ------------   ------------
    Total stockholders' deficit                     (92,093)       (85,563)
                                                ------------   ------------
                                                $   269,602    $   278,257
                                                ============   ============

                            See accompanying notes.

                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                        Three Months Ended              Six Months Ended
                                             June 30,                       June 30,
                                    ---------------------------   ---------------------------
                                        2000           1999           2000           1999
                                    ------------   ------------   ------------   ------------

Revenues                            $    52,430    $    53,837    $   102,913     $  102,120
                                    ------------   ------------   ------------   ------------
Expenses:
  Cost of revenues                       35,596         35,955         72,160         69,134
  Selling, general and
    administrative                        4,299          4,088          7,817          8,729
  Depreciation and amortization
    (less interest amortization)          7,422          9,061         14,497         17,731
  Unusual charges                             -              -              -          2,964
                                    ------------   ------------   ------------   ------------
    Total expenses                       47,317         49,104         94,474         98,558
                                    ------------   ------------   ------------   ------------

Operating income                          5,113          4,733          8,439          3,562

Interest income                              77            166            283            349
Interest expense                         (7,357)        (7,718)       (14,715)       (15,525)
                                    ------------   ------------   ------------   ------------

Loss before income taxes                 (2,167)        (2,819)        (5,993)       (11,614)

Income tax expense                         (253)          (269)          (496)          (538)
                                    ------------   ------------   ------------   ------------

Net loss                            $    (2,420)   $    (3,088)   $    (6,489)   $   (12,152)
                                    ============   ============   ============   ============

Net loss per share                  $     (0.42)   $     (0.53)   $     (1.12)   $     (2.09)
                                    ============   ============   ============   ============

Weighted average shares                   5,813          5,813          5,813          5,813
                                    ============   ============   ============   ============

                            See accompanying notes.

                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                     Six Months Ended
                                                         June 30,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                      $    (6,489)   $   (12,152)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
    Depreciation                                     11,746         13,067
    Amortization                                      3,627          5,650
    Unusual charges (payments), net                  (1,703)           401
    Changes in operating working capital             (2,827)         1,759
    Other, net                                           10            321
                                                ------------   ------------
      Cash provided by operating activities           4,364          9,046
                                                ------------   ------------

INVESTING ACTIVITIES:
  Property, plant and equipment:
    Additions                                       (18,216)        (8,693)
    Proceeds from dispositions                          684          1,163
  Closure trust fund recovery, net                   12,673            496
  Cash flows related to IU International
    acquisition, net                                 (3,579)         3,353
  Other                                                (208)          (385)
                                                ------------   ------------
    Cash used for investing activities               (8,646)        (4,066)
                                                ------------   ------------

    Cash provided (used) before
      financing activities                           (4,282)         4,980
                                                ------------   ------------

FINANCING ACTIVITIES:
  Net change in borrowings
    on revolving credit facility                      4,312         (3,000)
  Issuance of long-term debt                            480              -
  Other debt repayment                                 (222)        (1,285)
                                                ------------   ------------
    Cash provided by (used for)
      financing activities                            4,570         (4,285)
                                                ------------   ------------

CASH AND CASH EQUIVALENTS:
    Increase during the period                          288            695
    Beginning of year                                 2,125          5,134
                                                ------------   ------------
    End of period                               $     2,413    $     5,829
                                                ============   ============

                            See accompanying notes.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

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

NOTE 2 - COMPREHENSIVE LOSS

The following table presents total comprehensive losses for the three-and six-month periods ended June 30, 2000 and 1999 (dollars in thousands):

                           Three Months Ended              Six Months Ended
                                 June 30,                      June 30,
                       ---------------------------   ---------------------------
                           2000           1999           2000           1999
                       ------------   ------------   ------------   ------------

Net loss               $    (2,420)   $    (3,088)   $    (6,489)   $   (12,152)
Canadian currency
  translation
  adjustment                  (114)           131           (131)           226
                       ------------   ------------   ------------   ------------
Comprehensive loss     $    (2,534)   $    (2,957)   $    (6,620)   $   (11,926)
                       ============   ============   ============   ============


NOTE 3 - UNUSUAL CHARGES

In 1998 the Company initiated a profit improvement program. Costs for the six months ended June 30, 1999 totaled $3 million (incurred entirely in the 1999 first quarter), and consisted of $2.3 million of employee severance and the balance for consulting fees and expenses.

NOTE 4 - SEGMENT DISCLOSURE

Operating information for the Company's reportable segments for the three and six-month periods ended June 30, 2000 and 1999 can be found in the tables on pages 7 and 8 of this Report. At June 30, 2000, there were no changes in the basis of segmentation or in the measurement of segment operating results. Identifiable assets of the Company's Technologies business were $35.3 million at June 30, 2000, compared with $45.4 million at December 31, 1999. The decrease was due primarily to the recovery of a $15.2 million trust fund that had previously secured the estimated closure and post-closure costs at the Company's landfill site in Idaho (see Note 5). There were no significant changes in identifiable assets in the Company's other reportable segments between December 31, 1999 and June 30, 2000.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

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

The Company provides assurances that it will be financially able to meet its obligations related to the closure and post-closure monitoring and maintenance procedures of its hazardous waste landfills. For the Company's landfill site in Idaho, such assurances had previously been provided with cash deposits held in trust. With the approval of various regulatory agencies, this trust fund was replaced in the first quarter of 2000 by a surety bond with an insurance company, and the $15.2 million balance of the trust fund was recovered by the Company. As part of the surety bond agreement with the insurance company, the Company had committed to making collateral payments totaling $5 million as security for such surety bond into a trust account, of which $2.5 million was paid in the second quarter, with the balance due one year later. In June 2000 the State of Idaho notified the Company that the insurance company issuing the surety bond was removed from the U.S. Department of the Treasury's Listing of Approved Sureties, and that the Company must establish other financial assurance coverage. Although the original surety bond is still currently in force, the Company is seeking such alternative coverage.

At June 30, 2000, the Company has committed approximately $21 million for additional capital expenditures. These commitments may be partly funded by leases the Company has not currently obtained, and portions of these expenditures may be spent after December 31, 2000. The Company also has commitments totaling $5.7 million against its revolving credit facility for outstanding standby letters of credit.

                               ENVIROSOURCE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

RESULTS OF OPERATIONS
Second Quarter
--------------

                                 Three Months Ended             2000
                                      June 30,            Increase (decrease)
                              ------------------------  ------------------------
                                 2000         1999         Amount         %
                              -----------  -----------  -----------  -----------
                                     (Dollars in thousands)
REVENUES
  IMS                         $   42,617   $   46,460   $   (3,843)     (8.3%)
  Technologies                     9,813        7,377        2,436      33.0%
                              -----------  -----------  -----------
                              $   52,430   $   53,837   $   (1,407)     (2.6%)
                              ===========  ===========  ===========

GROSS PROFIT (LOSS)
  IMS                         $    8,612   $   10,959   $   (2,347)
  Technologies                     2,298         (525)       2,823
                              -----------  -----------  -----------
                              $   10,910   $   10,434   $      476       4.6%
                              ===========  ===========  ===========

OPERATING INCOME (LOSS)
  IMS                         $    4,468   $    7,066   $   (2,598)
  Technologies                     1,158       (1,902)       3,060
  Corporate headquarters            (513)        (431)         (82)
                              -----------  -----------  -----------
                              $    5,113   $    4,733   $      380       8.0%
                              ===========  ===========  ===========


         Consolidated revenue in the second quarter of 2000 decreased 2.6% compared with the same quarter of 1999. Lower revenues of the Company's IMS business were partly offset by increased revenues of its Technologies business. The IMS revenue decrease was due to the second quarter 1999 revenue contribution from two large contracts that were not renewed at the end of 1999. Higher production volumes by the Company's ongoing North American steel industry customers partly mitigated this decrease; IMS revenue on a continuing-site basis increased 9% from the second quarter of 1999. The Technologies business also benefited from the increased steel industry activity; the revenue increase of that business was due to higher volumes of hazardous waste products being processed, including electric arc furnace dust from many of the Company's steel industry customers.

         Consolidated gross profit for the second quarter of 2000 increased 4.6%. Technologies gross profit increased due in part to the revenue increase, and partly to improved operating efficiencies. The operating cost improvements resulted primarily from lower depreciation and amortization expenses after an asset impairment charge taken in the fourth quarter of 1999. The Technologies profit increase more than offset the IMS profit decrease resulting from the expiration of the contracts noted above.

         Selling, general and administrative expenses for the 2000 second quarter increased $211,000 from the same quarter of 1999, due to higher corporate administrative expenses.

                               ENVIRSOURCE, INC.

         As a result of the above, operating income for the 2000 second quarter of $5.1 million improved 8% from the same quarter a year ago.

         Interest expense of $7.4 million for the 2000 second quarter decreased 4.7% from the same quarter of 1999, as average outstanding borrowings on the Company's bank credit facility were significantly reduced. In June the Company borrowed $10.3 million against its revolving credit facility to fund various cash requirements. Therefore, the Company may not experience the same interest cost savings through the remainder of this year.

         After interest and tax expenses, the Company recorded a 2000 second quarter net loss of $2.4 million; an improvement compared with the second quarter 1999 net loss of $3.1 million.

Year-To-Date
------------

                                 Six  Months Ended             2000
                                      June 30,            Increase (decrease)
                              ------------------------  ------------------------
                                 2000         1999         Amount         %
                              -----------  -----------  -----------  -----------
                                     (Dollars in thousands)
REVENUES
  IMS                         $   84,649   $   88,561   $   (3,912)     (4.4%)
  Technologies                    18,264       13,559        4,705      34.7%
                              -----------  -----------  -----------
                              $  102,913   $  102,120   $      793       0.8%
                              ===========  ===========  ===========

GROSS PROFIT (LOSS)
  IMS                         $   16,357   $   19,103   $   (2,746)
  Technologies                     2,873         (622)       3,495
                              -----------  -----------  -----------
                              $   19,230   $   18,481   $      749       4.1%
                              ===========  ===========  ===========

OPERATING INCOME (LOSS)
  IMS                         $    8,665   $   10,921   $   (2,256)
  Technologies                       697       (3,497)       4,194
  Corporate  headquarters           (923)        (898)         (25)
                              -----------  -----------  -----------
                                   8,439        6,526        1,913      29.3%
  Unusual charges                      -       (2,964)       2,964
                              -----------  -----------  -----------
                              $    8,439   $    3,562   $    4,877     136.9%
                              ===========  ===========  ===========


         Consolidated revenue for the first six months of 2000 increased slightly from the same period of 1999. Higher processing volumes from ongoing steel mill customers of the Company's IMS and Technologies businesses more than offset revenues recorded during the first half of 1999 from IMS contracts not renewed at year-end.

                               ENVIRSOURCE, INC.

         Consolidated gross profit for the first six months of 2000 increased 4% from the first half of 1999. Technologies gross profit increased due in part to the revenue increase, and partly due to operating improvements resulting primarily from lower depreciation and amortization expenses after the 1999 year-end asset impairment charge. The lower non-cash costs are expected to benefit Technologies throughout 2000 and beyond. The Technologies profit improvements more than offset lower IMS gross profits resulting from the expired contracts previously noted.

         Selling, general and administrative costs for the first half of 2000 decreased 10% from the same period of 1999. Lower administrative costs of the IMS and Technologies businesses contributed to the cost reductions.

         All of the above items resulted in operating income for the first six months of 2000 totaling $8.4 million, an increase of $1.9 million from the same period of 1999, before unusual charges. In the first quarter of 1999, the Company recorded an unusual charge totaling $3 million related to a previous profit improvement program, of which $2.3 million was for severance costs and the balance for consulting fees and expenses.

         Interest expense for the first half of 2000 was $14.7 million, an improvement of 5% from the first half of 1999, due to lower average borrowings outstanding on the Company's revolving credit facility.

         As a result of all of the above, the net loss for the first six months of 2000 was $6.5 million, compared with a loss of $12.2 million for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs and debt service obligations. At June 30, 2000, the Company had negative working capital totaling $10.6 million, a decrease of $14.6 million from December 31, 1999. The decrease was primarily due to the recovery of cash totaling $15.2 million from a trust fund, the proceeds of which were used to fund, among other things, capital expenditures. The trust fund had previously provided financial assurance for the estimated closure and post-closure costs at the Technologies landfill site in Idaho.

                               ENVIRSOURCE, INC.

         In conjunction with the Idaho trust fund recovery, the Company had committed to pay $5 million to a trust account as collateral for a surety bond issued by an insurance company that replaced the trust fund in providing such financial assurance. Half of this amount was paid in the second quarter of 2000, and the balance is to be paid one year later. In June 2000 the State of Idaho notified the Company that the insurance company issuing the surety bond was removed from the U.S. Department of the Treasury's Listing of Approved Sureties, and that the Company must establish other financial assurance coverage. Although the original surety bond is still currently in force, the Company is seeking such alternative coverage, which may require similar or additional collateral payments.

         Other investing activities in the first half of 2000 included $18.2 million of capital expenditures, compared with $8.7 million for the same period of 1999. The increase was primarily due to the investment required by a significant new contract to provide services at a "greenfield" steel mill unit of an established customer. As of June 30, 2000, the Company has committed to additional capital expenditures totaling approximately $21 million. However, these commitments may be partly funded by leases, which the Company has not currently obtained, and portions of these commitments may be spent in years beyond 2000.

         As noted previously, in June 2000 the Company borrowed $10.3 million from its $40 million revolving credit facility for various cash requirements. Management believes it has sufficient cash-generating resources from operations and borrowing capacity to fund its current investing and financing cash requirements.

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

                               ENVIROSOURCE, INC.

                           Part II - Other Information

Item 4.           Matters Submitted to a Vote of Security Holders.
                  ------------------------------------------------

                  The Company's Annual Meeting of Stockholders was held at 10:00 a.m. on June 8, 2000. At such meeting, the following proposal was adopted by the margins indicated:

                  To elect three members of Class B of the Board of Directors. The tabulation of the votes cast with respect to each such director is as follows:


                    WALLACE B.       JOHN M.        J. FREDERICK
                      ASKINS           ROTH           SIMMONS
                    ----------      ----------      ------------

For                 5,237,719       5,237,712       5,237,719
Against                     0               0               0
Withheld                7,383           7,390           7,383
Abstain                     0               0               0
Broker Non-Vote             0               0               0

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

                               ENVIROSOURCE, INC.

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

10.17 Promissory Note of John P. Carroll, dated August 1, 1995, as amended, payable to International Mill Service, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-1363)).

         (b)  Reports on Form 8-K.
              -------------------

        During the quarter ended June 30, 2000, the Company filed no current reports on Form 8-K.

                               ENVIROSOURCE, INC.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2000


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