Form 10-Q
period 2000-09-30
ENVIROSOURCE INC
filed 2000-11-08
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock as of the close of business on November 6, 2000 was 5,813,394.

PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        --------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                September 30,  December 31,
                                                    2000           1999
                                                ------------   ------------
                                                (Unaudited)
ASSETS
Current assests:
  Cash and cash equivalents                     $     3,053    $     2,125
  Accounts receivable, less
    allowance for doubtful accounts                  34,540         32,829
  Recoverable trust fund                                  -         15,173
  Other current assets                                4,845          3,645
                                                ------------   ------------
    Total current assets                             42,438         53,772

Property, plant and equipment, at cost              269,398        254,478
  Less accumulated depreciation                    (160,562)      (151,286)
                                                ------------   ------------
                                                    108,836        103,192

Goodwill, less accumulated amortization             104,338        109,586
Other assets                                         12,182         11,707
                                                ------------   ------------
                                                $   267,794    $   278,257
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                              $    11,287     $   14,933
  Accrued interest                                    8,032          1,323
  Other accrued liabilities                          23,102         27,269
  Current portion of debt                               220          6,286
                                                ------------   ------------
    Total current liabilities                        42,641         49,811

Long-term debt:
  Senior Notes due 2003                             270,000        270,000
  Other long-term debt                               18,756          8,666
                                                ------------   ------------
    Total long-term debt                            288,756        278,666

Other long-term liabilities                          28,652         35,343

Stockholders' deficit:
  Common stock                                          291            291
  Capital in excess of par value                    175,969        175,969
  Accumulated deficit                              (267,087)      (260,522)
  Accumulated other comprehensive losses             (1,428)        (1,211)
  Stock purchase loan receivable from officer             -            (90)
                                                ------------   ------------
    Total stockholders' deficit                     (92,255)       (85,563)
                                                ------------   ------------
                                                $   267,794    $   278,257
                                                ============   ============

                            See accompanying notes.


                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                        Three Months Ended              Nine Months Ended
                                           September 30,                  September 30,
                                    ---------------------------   ---------------------------
                                        2000           1999           2000           1999
                                    ------------   ------------   ------------   ------------

Revenues                            $    51,248    $    55,584  $     154,161    $   157,704
                                    ------------   ------------   ------------   ------------
Expenses:
  Cost of revenues                       32,744         36,284        104,904        105,418
  Selling, general and
    administrative                        3,797          3,393         11,614         12,122
  Depreciation and amortization
    (less interest amortization)          7,547         10,040         22,044         27,771
  Unusual charges                             -              -              -          2,964
                                    ------------   ------------   ------------   ------------
    Total expenses                       44,088         49,717        138,562        148,275
                                    ------------   ------------   ------------   ------------

Operating income                          7,160          5,867         15,599          9,429

Interest income                              27            338            310            687
Interest expense                         (7,024)        (7,571)       (21,739)       (23,096)
                                    ------------   ------------   ------------   ------------

Income (loss) before income taxes           163         (1,366)        (5,830)       (12,980)

Income tax expense                         (239)          (267)          (735)          (805)
                                    ------------   ------------   ------------   ------------

Net loss                            $       (76)   $    (1,633)   $    (6,565)   $   (13,785)
                                    ============   ============   ============   ============

Net loss per share                  $     (0.01)   $     (0.28)   $     (1.13)   $     (2.37)
                                    ============   ============   ============   ============

Weighted average shares                   5,813          5,813          5,813          5,813
                                    ============   ============   ============   ============


                             See accompanying notes.

                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                      $    (6,565)   $   (13,785)
  Adjustments to reconcile net loss
    to cash provided by operating activities:
    Depreciation                                     17,964         20,085
    Amortization                                      5,411          9,189
    Net payments of unusual charges                  (1,862)           (66)
    Changes in operating working capital                957          9,151
    Other, net                                       (1,235)           404
                                                ------------   ------------
      Cash provided by operating activities          14,670         24,978
                                                ------------   ------------

INVESTING ACTIVITIES:
  Property, plant and equipment:
    Additions                                       (24,907)       (12,484)
    Proceeds from dispositions                        1,595          1,544
  Closure trust fund recovery, net                   12,662            198
  Cash flows related to IU International
    acquisition, net                                 (1,300)        (1,227)
  Cash flows related to IU subsidiaries'
    asbestos claims, net                             (4,983)         6,634
  Other                                                (831)          (371)
                                                ------------   ------------
    Cash used for investing activities              (17,764)        (5,706)
                                                ------------   ------------

      Cash provided (used) before
        financing activities                         (3,094)        19,272
                                                ------------   ------------

FINANCING ACTIVITIES:
  Revolving credit facility:
    Borrowings                                       52,787         53,000
    Repayments                                      (48,934)       (73,000)
                                                ------------   ------------
                                                      3,853        (20,000)
  Issuance of other long-term debt                      480              -
  Other debt repayment                                 (311)        (1,663)
                                                ------------   ------------
    Cash provided by (used for)
      financing activities                            4,022        (21,663)
                                                ------------   ------------

CASH AND CASH EQUIVALENTS:
    Increase (decrease) during the period               928         (2,391)
    Beginning of year                                 2,125          5,134
                                                ------------   ------------
    End of period                               $     3,053    $     2,743
                                                ============   ============


                            See accompanying notes.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


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

NOTE 2 - LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

                                              September 30,        December 31,
                                                   2000                 1999
                                              -------------        -------------

Senior Notes due 2003                         $    270,000         $    270,000
Revolving credit facility due 2003                   9,838                5,985
Industrial revenue bonds and other debt              9,138                8,967
                                              -------------        -------------
                                                   288,976              284,952
Less:  current maturities                             (220)              (6,286)
                                              -------------        -------------
Long-term debt                                $    288,756         $    278,666
                                              =============        =============

The Company's outstanding borrowings on its revolving credit facility as of December 31, 1999, classified as short-term debt on the balance sheet at year-end, were repaid in full during the first quarter of 2000. The Company has classified borrowings against the facility as of September 30, 2000 as long-term debt.

NOTE 3 - COMPREHENSIVE LOSS

The following table presents total comprehensive losses for the three-and nine-month periods ended September 30, 2000 and 1999 (dollars in thousands):

                           Three Months Ended             Nine Months Ended
                             Septmeber 30,                  September 30,
                       ---------------------------   ---------------------------
                           2000           1999           2000           1999
                       ------------   ------------   ------------   ------------

Net loss               $       (76)   $    (1,633)   $    (6,565)   $   (13,785)
Canadian currency
  translation
  adjustment                   (86)            19           (217)           245
                       ------------   ------------   ------------   ------------
Comprehensive loss     $      (162)   $    (1,614)   $    (6,782)   $   (13,540)
                       ============   ============   ============   ============

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 4 - UNUSUAL CHARGES

In 1998 the Company initiated a profit improvement program. Costs for the nine months ended September 30, 1999 totaled $3 million (incurred entirely in the 1999 first quarter), and consisted of $2.3 million of employee severance and the balance for consulting fees and expenses related to the program.

NOTE 5 - SEGMENT DISCLOSURE

Operating information for the Company's reportable segments for the three and nine-month periods ended September 30, 2000 and 1999 can be found in the tables on pages 8 and 9 of this Report. At September 30, 2000, there were no changes in the basis of segmentation or in the measurement of segment operating results. Identifiable assets of the Company's Technologies business were $33.5 million at September 30, 2000, compared with $45.4 million at December 31, 1999. The decrease was due primarily to the recovery of a $15.2 million trust fund that had previously secured the estimated closure and post-closure costs at the Company's landfill site in Idaho (see Note 6). There were no significant changes in identifiable assets in the Company's other reportable segments between December 31, 1999 and September 30, 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company provides assurances that it will be financially able to meet its obligations related to the closure and post-closure monitoring and maintenance procedures of its hazardous waste landfills. For the Company's landfill site in Idaho, such assurances had previously been provided with cash deposits held in trust. With the approval of various regulatory agencies, this trust fund was replaced in the first quarter of 2000 by a surety bond with an insurance company, and the $15.2 million balance of the trust fund was recovered by the Company. As part of the surety bond agreement with the insurance company, the Company had committed to making collateral payments totaling $5 million as security for such surety bond into a trust account, of which $2.5 million was paid in the second quarter, with the balance due one year later. In June 2000 the State of Idaho notified the Company that the insurance company issuing the surety bond was removed from the U.S. Department of the Treasury's Listing of Approved Sureties. The original surety bond is still currently in force, however the Company is seeking alternative coverage. The Company must establish the alternative financial assurance coverage by December 5, 2000, which date may be extended thereafter for good cause for up to an additional 60 days.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. The Company has recorded a contingent liability for product liability claims related to certain asbestos-related products previously distributed by two subsidiaries of IU International which are no longer operating businesses.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company, its competitors and its customers are subject to an array of governmental laws and regulations. Changes in such regulations could affect the demand for services the Company provides. It is possible that the future imposition of additional regulatory or environmental compliance requirements could have a material effect on the Company's results of operations or financial condition, but the Company is unable to predict future regulatory changes or their impact. The Company believes that the accompanying condensed consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles. In the opinion of management, based on currently available information, the outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

At September 30, 2000, the Company has committed approximately $22 million for additional capital expenditures. These commitments may be partly funded by leases the Company has not currently obtained, and portions of these expenditures will be spent after December 31, 2000. The Company also has used $5.7 million of its revolving credit facility to provide standby letters of credit.

                               ENVIROSOURCE, INC.


ITEm 2. Management's Discussion and  Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        --------------

RESULTS OF OPERATIONS
Third Quarter
-------------

                                 Three Months Ended             2000
                                    September 30,         Increase (decrease)
                              ------------------------  ------------------------
                                 2000         1999         Amount         %
                              -----------  -----------  -----------  -----------
                                     (Dollars in thousands)
REVENUES
  IMS                         $   41,140   $   46,182   $   (5,042)    (10.9%)
  Technologies                    10,108        9,402          706       7.5%
                              -----------  -----------  -----------
                              $   51,248   $   55,584   $   (4,336)     (7.8%)
                              ===========  ===========  ===========

GROSS PROFIT
  IMS                         $    8,429   $   10,625   $   (2,196)
  Technologies                     3,966          323        3,643
                              -----------  -----------  -----------
                              $   12,395   $   10,948   $    1,447      13.2%
                              ===========  ===========  ===========

OPERATING INCOME (LOSS)
  IMS                         $    4,810   $    7,054   $   (2,244)
  Technologies                     2,692         (792)       3,484
  Corporate headquarters            (342)        (395)          53
                              -----------  -----------  -----------
                              $    7,160   $    5,867   $    1,293      22.0%
                              ===========  ===========  ===========


         Consolidated revenue in the third quarter of 2000 decreased 7.8% compared with the same quarter of 1999. The decrease was primarily due to lower revenues of the Company's IMS business. Steel production by ongoing IMS customers declined during the current third quarter from earlier this year, although production levels were essentially unchanged from the third quarter of 1999. This prevented IMS from replacing much of the revenue contribution of two large contracts that were not renewed at the end of 1999. Increased revenues from the Technologies business offset part of the IMS revenue decrease. Total waste processing volume was essentially unchanged from a year ago, however higher volumes of electric arc furnace dust processed from Technology's steel industry customers provided a more favorable mix in the current third quarter. Management believes the recent downturn in the North American steel industry may continue. Production levels of the Company's steel mill customers are expected to continue to decrease towards year-end 2000 and into 2001.

         Consolidated gross profit for the third quarter of 2000 increased 13.2% compared with the same quarter of 1999. The increase in gross profit of the Technologies business more than offset the IMS profit decrease, which resulted from the expiration of the contracts noted above, and from higher fuel costs. In addition to the Technologies revenue increase, operating costs for that business decreased primarily as a result of lower depreciation and amortization expenses after an asset impairment charge taken in the fourth quarter of 1999.

                               ENVIROSOURCE, INC.

         Selling, general and administrative expenses for the 2000 third quarter increased $404,000 from the same quarter of 1999, due to higher administrative costs of the Technologies business.

         Operating income for the 2000 third quarter of $7.2 million improved 22% from the same quarter a year ago.

         Interest expense of $7.0 million for the 2000 third quarter decreased 7.2% from the same quarter of 1999. The effective interest rate on the Company's outstanding borrowings during the 2000 third quarter increased somewhat from a year earlier, however the Company capitalized approximately $500,000 of interest costs related to construction of a "greenfield" facility of an existing steel mill customer. The Company may not experience similar interest expense reductions through the remainder of this year and into 2001.

         After interest and tax expenses, the Company recorded a net loss of $76,000 for the third quarter of 2000, compared with the third quarter 1999 net loss of $1.6 million.

Year-To-Date
------------

                                  Nine Months Ended             2000
                                    September 30,         Increase (decrease)
                              ------------------------  ------------------------
                                 2000         1999         Amount         %
                              -----------  -----------  -----------  -----------
                                     (Dollars in thousands)
REVENUES
  IMS                         $  125,789   $  134,743   $   (8,954)     (6.6%)
  Technologies                    28,372       22,961        5,411      23.6%
                              -----------  -----------  -----------
                              $  154,161   $  157,704   $   (3,543)     (2.2%)
                              ===========  ===========  ===========

GROSS PROFIT (LOSS)
  IMS                         $   24,786   $   29,728   $   (4,942)
  Technologies                     6,839         (299)       7,138
                              -----------  -----------  -----------
                              $   31,625   $   29,429   $    2,196       7.5%
                              ===========  ===========  ===========

OPERATING INCOME (LOSS)
  IMS                         $   13,475   $   17,975  $    (4,500)
  Technologies                     3,389       (4,289)       7,678
  Corporate headquarters          (1,265)      (1,293)          28
                              -----------  -----------  -----------
                                  15,599       12,393        3,206      25.9%
      Unusual charges                  -       (2,964)       2,964
                              -----------  -----------  -----------
                              $   15,599   $    9,429   $    6,170      65.4%
                              ===========  ===========  ===========

                               ENVIROSOURCE, INC.

         Consolidated revenue for the first nine months of 2000 decreased 2.2% from the same period of 1999. Higher processing volumes from the Company's ongoing steel mill customers for the current nine-month period mostly offset revenues from IMS contracts not renewed at the end of 1999.

         Consolidated gross profit for the first nine months of 2000 increased 7.5% from the same period of 1999. Technologies' gross profit increased due in part to the revenue increase, and partly due to lower depreciation and amortization expenses after a 1999 year-end asset impairment charge. The Technologies profit increase more than offset lower IMS gross profits resulting from the expired contracts and higher fuel costs previously noted. Consolidated fuel costs for the first nine months of 2000 increased approximately $1.4 million or 48.8% from the same period of 1999.

         Selling, general and administrative costs for the first nine months of 2000 decreased 4% from the same period of 1999. Lower administrative costs in the current nine-month period were reported for all of the Company's businesses.

         Operating income for the first nine months of 2000 totaled $15.6 million, an increase of $6.2 million from the same period of 1999. In the first quarter of 1999, the Company recorded an unusual charge totaling $3 million related to a previous profit improvement program, of which $2.3 million was for severance costs and the balance for consulting fees and expenses.

         Interest expense for the first nine months of 2000 was $21.7 million, a decrease of 5.9% from the same period of 1999. In addition to the capitalized interest mentioned previously, lower average outstanding borrowings on the Company's revolving credit facility in the current nine-month period contributed to the reduction.

         The net loss for the first nine months of 2000 was $6.6 million, compared with a loss of $13.8 million for the same period of 1999.

Liquidity and Capital Resources

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs and debt service obligations. At September 30, 2000, the Company had negative working capital totaling approximately $200,000, a decrease of $4.2 million from December 31, 1999. The decrease was primarily due to the net cash recovery of $12.7 million from a trust fund, the proceeds of which were used to fund, among other things, capital expenditures. The trust fund had previously provided financial assurance for the estimated closure and post-closure costs at the Technologies landfill site in Idaho.

                               ENVIROSOURCE, INC.

In conjunction with the Idaho trust fund recovery, the Company had committed to pay $5 million to a trust account as collateral for a surety bond issued by an insurance company that replaced the trust fund in providing such financial assurance. Half of this amount was paid in the second quarter of 2000, and the balance is to be paid one year later. In June 2000 the State of Idaho notified the Company that the insurance company issuing the surety bond was removed from the U.S. Department of the Treasury's Listing of Approved Sureties. The original surety bond is still currently in force, however the Company is seeking alternative coverage. The Company must establish the alternative financial assurance coverage by December 5, 2000, which date may be extended thereafter for good cause for up to an additional 60 days. Such alternative financial assurance coverage could require additional collateral payments by the Company.

         Other investing activities in the first nine months of 2000 included $24.9 million of capital expenditures, compared with $12.5 million for the same period of 1999. The increase was primarily due to construction required by a new contract to provide services at a "greenfield" steel mill unit of an established customer. As of September 30, 2000, the Company had committed to additional capital expenditures totaling approximately $22 million. However, these commitments may be partly funded by leases, which the Company has not currently obtained, and portions of these commitments will be spent in years beyond 2000. Investing activities for the first nine months of 2000 also included payments, net of recoveries from the Company's insurance carriers, totaling $5 million for asbestos-related product liability claims and expenses previously accrued against two non-operating subsidiaries of the Company. Recoveries, net of payments, were $6.6 million for the first nine months of 1999. Management expects that the rate of future payments for such claims will decline from the levels experienced during the first nine months of 2000.

         As of September 30, 2000, the Company had $9.8 million of borrowings outstanding on its $40 million maximum revolving credit facility. Management believes it has sufficient cash-generating resources from operations and remaining borrowing capacity to fund its current investing and financing cash requirements.

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

        (b)      Reports on Form 8-K.
                 -------------------

        During the quarter ended September 30, 2000, the Company filed no current reports on Form 8-K.

                               ENVIROSOURCE, INC.

                                   SIGNATURES
                                   ----------


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2000


                                                      ENVIROSOURCE, INC.


                                                  By: /s/ John C. Heenan
                                                     -------------------
                                                      John C. Heenan
                                                      Senior Vice President and
                                                      Chief Financial Officer