Form 10-K
period 2000-12-31
ENVIROSOURCE INC
filed 2001-03-23
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $200,612 as of March 1, 2001.

The number of shares outstanding of the Registrant's Common Stock as of the close of business on March 1, 2001 was 5,813,394.

                               ENVIROSOURCE, INC.

                                     PART I

ITEM 1.  Business.

THE COMPANY

         Envirosource, Inc. (the "Company") supplies industrial customers with specialized services, primarily the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or co-products. These services are generally provided pursuant to long-term contracts which enable the Company to integrate its processes with those of its customers. The Company's principal business segments are (a) the IMS segment, which provides the steel industry with slag processing, metal recovery, materials handling, scrap management and a wide range of specialty services, such as surface conditioning; and (b) the Technologies segment, which provides hazardous waste treatment, stabilization and disposal services for the steel industry and other industrial and governmental customers.

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

         Envirosource's present business units originally represented a portion of the operations of IU International Corporation ("IU International"). Early in 1988, the Company acquired IU International with the goal of establishing a substantial operating company centered primarily on that company's steel industry business relationships and prospects. Since 1988, the Company has disposed of all the businesses it had owned prior to the IU International acquisition and virtually all of IU International's operations and assets other than the present IMS and Technologies segments, while the Company still retains some liabilities from businesses previously disposed.

         During 1993, the Company completed a comprehensive recapitalization that resulted in an affiliate of Freeman Spogli & Co. ("FS&Co") purchasing a significant amount of the Company's equity securities. As of December 31, 2000, FS&Co held approximately 47% of the outstanding shares of Common Stock of the

                               ENVIROSOURCE, INC.

Company. Also during 1993, the Company sold $220 million principal amount of 9-3/4% Senior Notes Due 2003 (the "1993 Notes"). A significant portion of the proceeds from the sale of the 1993 Notes was used to retire $150 million principal amount of the Company's 14% Extendible Reset Senior Subordinated Notes Due 1998. In 1997, the Company issued $50 million of 9-3/4% Senior Notes Due 2003, Series B (the "1997 Notes"), having substantially the same terms as the Company's 1993 Notes, resulting in a total of $270 million of 9-3/4% Senior Notes Due 2003 issued.

         In 1996, the Company moved its headquarters from Stamford, Connecticut, consolidating the activities of its corporate headquarters, as well as the headquarters for its IMS and Technologies segments, in Horsham, Pennsylvania.

         On February 1, 2001, the Company sold its Envirosafe Services of Idaho, Inc. ("ESII") subsidiary, which had been a part of the Company's Technologies segment.


BUSINESS SEGMENTS

         IMS

         The Company has served the steel industry for 65 years. The Company believes it increases its customers' productivity by providing cost-effective and reliable on-site reclamation of steel and iron and a variety of other specialized services that are essential to the efficient functioning of steel mills.

         North America's steel mills operate in a highly competitive environment. Services that help to reduce their total process costs are therefore of significant value. IMS generally provides recycling and metal recovery operations under long-term contracts with a customer base of over 50 steel mill sites in North America, including integrated mills, mini-mills and specialty mills. Using specially designed equipment, IMS provides a comprehensive recycling solution by processing slag (a co-product of steel production), recovering valuable metallics and selling the residual aggregate for road base and other uses. The effective removal of slag on a continuous basis is critical to a steel mill.

         The Company has pursued a strategy of building on its experience by offering a broad range of services to enhance mill productivity. These services include specialized materials handling and steel slab surface conditioning (scarfing). Substantially all of IMS's services are provided on-site at steel mills, by IMS employees using equipment owned by or leased to IMS. IMS's services are integrated with the operations of its customers.

                               ENVIROSOURCE, INC.

         IMS's largest site is at USX Corporation's Gary Works, in Gary, Indiana, the largest steel mill in North America. During the three years ended December 31, 2000, USX Corporation contributed approximately 18 to 22% percent of the Company's consolidated revenues, including revenues of the Technologies segment.

         Competition. Competition in IMS's markets is based primarily on quality
         -----------
of service, reliability, technology and price. In its core steel reclamation business, the Company believes that IMS services customers which account for approximately 27% of total domestic steel production. The Company believes that IMS has one large competitor and a number of smaller competitors. The Company believes that IMS's significant market share is based on its reliability, reputation and breadth of experience.

         TECHNOLOGIES

         Technologies has been in the business of the treatment and disposal of industrial and hazardous wastes since 1976. On February 1, 2001, Technologies sold ESII, which operates a hazardous waste landfill in Idaho. The below discussion details Technologies' business after such sale.

         Through its Envirosafe Services of Ohio, Inc. subsidiary ("Envirosafe"), Technologies owns and operates one of the 6 hazardous waste landfills in the Eastern half of the United States. Envirosafe primarily services steel industry customers in the Eastern half of the United States, but also services companies in other industries, as well as government agencies.

         Envirosafe's facility is located in Ohio and holds operating permits, issued by state and federal environmental agencies under the Resource Conservation and Recovery Act, as amended ("RCRA"), that require renewal and modification from time to time. The Company expects that it will obtain the renewals and modifications to its permits that it requires to continue to provide waste management services.

         Envirosafe is a licensee of a proprietary technology (Super Detox(R)) for stabilizing electric arc furnace ("EAF") dust - a listed hazardous waste
(KO61) under RCRA that is generated by steel mills. Envirosafe currently provides Super Detox(R) stabilization for EAF dust at its Ohio facility. In recent years, Technologies entered into a number of new contracts to receive, process and dispose of EAF dust at its Envirosafe facility and continues to market this treatment and disposal service to other U.S. mini-mills.

         Competition.  The  Company's  hazardous  waste  treatment  and disposal
         -----------
business is characterized by intense competition. The Company believes that Envirosafe treats and disposes of approximately 20% of the total domestic EAF dust production. Envirosafe has two primary competitors in this market:
Horsehead Resource Development Company, Inc., a thermal metal recovery processor that has a larger market share, and another thermal recovery processor that has a smaller market share. In addition, there are a number of smaller competitors.

                               ENVIROSOURCE, INC.

         There are a limited number of competitors in the off-site hazardous waste landfill business. There are 6 active, permitted commercial hazardous waste landfills in the Eastern half of the U.S. There are also several competitors engaged in the treatment or stabilization of hazardous waste. Competition in this industry is based on service, site and process integrity and the all-in cost of disposal, which includes treatment, transportation costs and taxes. The market for hazardous waste services generally is geographically broad, but is narrowed depending on factors such as the types of waste a facility is permitted to accept, the types of services offered by a facility, the cost of operation of a facility and the proximity of the facility to the customer. Envirosafe primarily serves the Eastern half of the U.S.

SEGMENT DATA

         See Note 10 to the Consolidated Financial Statements appearing elsewhere in this Report for information concerning revenues and operating income by segment for the years ended December 31, 2000, 1999 and 1998 and the percentage of total revenues contributed by each class of service of the Company's continuing operations for each such year.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

         The Company, its competitors and customers are subject to an array of federal, state and local environmental laws and regulations. Such requirements not only can affect the demand for the Company's services, but could also require the Company to incur significant costs for such matters as facility upgrading, remediation or other corrective action, facility closure and post-closure maintenance and monitoring. It is possible that future changes in environmental compliance requirements could have a material effect on the Company's future results of operations or financial condition, but the Company is unable to predict any such future regulatory changes or impact. The Company believes that the Consolidated Financial Statements appearing elsewhere in this Report appropriately reflect all presently known compliance costs in accordance with accounting principles generally accepted in the United States. Stringent interpretation of environmental laws and regulations governing hazardous waste treatment and disposal facilities by state and federal regulators also subjects the Company to violations and fines from time to time, none of which has been material to the Company.

EMPLOYEES

         At March 1, 2001, the Company employed approximately 1,435 persons. A majority of the hourly employees are covered by site-specific collective bargaining agreements with various unions, including the International Union of Operating Engineers, the United Steelworkers and the International Brotherhood of Teamsters. Several of these contracts will be renegotiated in 2001. All other contracts will be renegotiated in 2002 or thereafter.

                               ENVIROSOURCE, INC.

ITEM 2.  Properties.

HEADQUARTERS

         The Company, IMS and Technologies maintain their headquarters at a single location in Horsham, Pennsylvania in leased premises.

IMS

         IMS has operations providing metal recovery and other services at steel mills throughout the continental United States and in Canada. Equipment located at the sites operated by IMS and its subsidiaries includes prefabricated storage, shop and office structures, pot carriers, slab haulers, loaders, railcars, cranes, trucks, metal recovery plants and crushers and other specialized mobile and stationary equipment, most of which is owned by or leased to IMS. In addition, IMS leases office space near Pittsburgh, Pennsylvania.

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

TECHNOLOGIES

         Envirosafe owns substantially all of the land, buildings and equipment used in its treatment and disposal operation in Oregon, Ohio. Envirosafe's Ohio facility currently has approximately 1.1 million cubic yards of permitted, unused waste disposal capacity. Management believes that the physical facilities for Technologies are adequate for its operations and provide sufficient capacity to meet its anticipated requirements.

ITEM 3.  Legal Proceedings.

         The information pertaining to the litigation described under Note 7 to the Consolidated Financial Statements appearing elsewhere in this Report is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.



                                   *    *    *

                               ENVIROSOURCE, INC.

EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers are as follows:

Name                       Age          Position

Robert N. Gurnitz           62          Chairman of the Board; Director

John T. DiLacqua            48          President and Chief Executive
                                        Officer; Director

John C. Heenan              50          Senior Vice President, Treasurer and
                                        Chief Financial Officer

John P. Carroll             46          Vice President, Human Resources

Richard J. Fitz             52          Controller

Leon Z. Heller              51          Vice President, General Counsel and
                                        Secretary

         The specified age of each Executive Officer of the Company is as of March 31, 2001.

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

                               ENVIROSOURCE, INC.

         John C.  Heenan has been  Senior  Vice  President  and Chief  Financial
Officer of the Company since August 1999, and Treasurer since January 2001. Prior to that, Mr. Heenan had been Senior Vice President, Finance, Administration and Planning of the Company since February 1999. From October 1997 to December 1998, Mr. Heenan served as Chief Financial Officer of the U.S. Ferrous Operations of Philip Services Corporation, which included, among others, the former Luria Brothers Division of Connell Limited Partnership. Prior to that, he served as the Vice President - Controller of the Luria Brothers Division of Connell Limited Partnership from April 1997 to October 1997. Prior to that, he served as Chief Financial Officer of Standard Chlorine Chemical Company from 1993 to 1997.

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

                               ENVIROSOURCE, INC.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters.

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol "ENSO". Prior to July 26, 2000, the Company's stock traded on The Pacific Exchange under the symbol "ES" as well. Prior to September 2, 1999, the Company's stock also traded on The Nasdaq Stock Market under the symbol "ENSO." The following table sets forth the high and low sales prices for the Common Stock for each of the calendar quarters of 2000 and 1999, based upon prices supplied by The Nasdaq Stock Market and Commodity Systems, Inc.

                        2000               1999
                   High      Low      High      Low
                   ----      ---      ----      ---
First Quarter      $1.13     $.41     $5.25     $1.38
Second Quarter       .94      .44      2.72       .94
Third Quarter        .47      .15      3.38       .25
Fourth Quarter       .31      .07       .80       .38

         The Company has not paid a cash dividend on its Common Stock since the confirmation of its plan of reorganization in November 1983 and has no present plan to pay cash dividends. The Company is currently prohibited from paying cash dividends on its Common Stock by its bank credit agreement and by the indentures under which the 1993 Notes and the 1997 Notes were issued.

         On March 1, 2001 the Company had approximately 2,900 holders of record of its Common Stock.

                               Envirosource, Inc.


Item 6.      Selected Financial Data

The information presented below should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.


                                               2000              1999              1998              1997              1996
                                            -----------       -----------       -----------       -----------       -----------
                                                                (In thousands, except for per share amounts)

FOR THE YEAR ENDED DECEMBER 31:
Revenues                                    $  199,579        $  211,975        $  232,376        $  227,678        $  212,789
Costs and expenses               (1)           179,911           201,828           217,383           206,687           193,914
                                            -----------       -----------       -----------       -----------       -----------
Operating income before impairment loss         19,668            10,147            14,993            20,991            18,875
Loss on impairment of long-lived assets              -            75,192                 -                 -                 -
                                            -----------       -----------       -----------       -----------       -----------
Operating income (loss)                         19,668           (65,045)           14,993            20,991            18,875
Interest expense, net of income                 26,196            29,754            29,248            28,085            26,831
                                            -----------       -----------       -----------       -----------       -----------
Loss from continuing operations
  before income taxes                           (6,528)          (94,799)          (14,255)           (7,094)           (7,956)
Income tax expense (benefit)                       945               952            16,384             1,368            (3,266)
                                            -----------       -----------       -----------       -----------       -----------
Loss from continuing operations                 (7,473)          (95,751)          (30,639)           (8,462)           (4,690)
Income from discontinued operations                  -                 -                 -             9,600               399
Cumulative effect of accounting change               -                 -                 -              (639)                -
                                            -----------       -----------       -----------       -----------       -----------
Net income (loss)                           $   (7,473)       $  (95,751)       $  (30,639)       $      499        $   (4,291)
                                            ===========       ===========       ===========       ===========       ===========

Income (loss) applicable to common shares   $   (7,473)       $  (95,751)       $  (30,639)       $      499        $   (4,442)
                                            ===========       ===========       ===========       ===========       ===========
Per share:
  Loss from continuing operations           $    (1.29)       $   (16.47)       $    (5.27)       $    (1.46)       $    (0.84)
  Income from discontinued operations                -                 -                 -              1.66              0.07
  Cumulative effect of accounting change             -                 -                 -             (0.11)                -
                                            -----------       -----------       -----------       -----------       -----------
  Net income (loss)                         $    (1.29)       $   (16.47)       $    (5.27)       $     0.09        $    (0.77)
                                            ===========       ===========       ===========       ===========       ===========
Average common shares outstanding                5,813             5,813             5,813             5,787             5,775

OTHER DATA:
EBITDA of continuing operations  (2)        $   51,917        $   48,149        $   53,906        $   58,183        $   51,875
Cash flow provided by operating activities  $   21,449        $   24,948        $   27,883        $   30,523        $   28,163
Cash flow provided (used) before financing
  activities                                $    4,763        $   16,359        $  (12,980)       $   41,032        $   (4,158)

AT DECEMBER 31:
Total assets                                $  263,471        $  278,257        $  387,456        $  413,302        $  459,909
Working capital (deficiency)                $   (1,753)       $    9,946        $     (444)       $     (779)       $   (8,762)
Long-term debt                              $  289,621        $  284,651        $  298,023        $  281,614        $  268,424
Total debt                                  $  290,822        $  284,952        $  303,572        $  295,400        $  332,928
Stockholders' equity (deficit)              $  (93,165)       $  (85,563)       $    9,843        $   40,211        $   39,057
-----------------------------------------
(1)  Includes  unusual  charges of $5.8  million in 1999,  $7.9 million in 1998,
     $1.3 million in 1997 and $5.5 million in 1996.

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization expenses (net of amortization of deferred financing costs), and asset impairment charges. It should not be considered as an alternative measure to operating income as an indicator of the Company's results of operations, nor should it be viewed as an alternative to cash flow as an indicator of the Company's overall liquidity, as presented in the accompanying financial statements.
     Furthermore, EBITDA measures shown for the Company in this report may not be comparable to similarly titled measures given by other companies.


                               ENVIROSOURCE, INC.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The Company's liquidity requirements arise primarily from the funding of capital expenditures, working capital needs, and debt service obligations. At December 31, 2000, the Company had negative working capital totaling $1.8 million, compared with working capital of $10 million at December 31, 1999. The 1999 working capital total included $15.2 million of a trust fund that had previously provided financial assurance for the estimated closure and post-closure costs at the Company's Idaho waste landfill site. The trust fund was subsequently recovered by the Company in the first quarter of 2000. The Company paid $2.5 million in the second quarter of 2000 as collateral for a surety bond which replaced the trust fund. Included in the 2000 cash flows from operations were approximately $5 million of non-recurring cash inflows, which included $3.3 million recovered from the IRS from the settlement of an old tax case.

         The Company's capital expenditures for 2000 were $35.7 million, an increase of $18.4 million from 1999. The increase was primarily due to a significant new IMS contract to provide services at a "greenfield" steel mill unit of an established customer. The Company expects capital expenditures in 2001 will decrease from 2000 levels, even though there will be additional expenditures at this site. Capital additions are not expected to exceed $25 million in 2001. At December 31, 2000 the Company had commitments for capital equipment additions totaling approximately $15.8 million, primarily to be spent in 2001.

         The Company is subject to asbestos-related personal injury claims against two Pennsylvania-based subsidiaries which are no longer in operation. Some of the costs to date for claims and legal expenses have been borne by the Company's insurers. In 2000 the Company paid claims and expenses totaling $6.4 million, and received recoveries from insurance carriers totaling $3.4 million. The payments were funded in part by a cash settlement from an insurance company of $8.7 million received in 1999; claims and expenses payments for 1999 totaled $2.7 million. Management cannot with any reasonable certainty estimate the ultimate amount of claims probable of assertion, nor can it accurately predict the level of success in securing recoveries from the Company's insurers. The two subsidiaries are participants in the Center for Claims Resolution ("CCR"), a group of companies who have had asbestos-related claims asserted against them. The CCR acts as a central administrative entity to attempt cost-effective claims handling, reduce litigation costs, and, until 2001, effect broad-based claim settlements. Early in 2001, with some CCR participants either declaring bankruptcy from excessive costs of asbestos claims, or electing to leave the CCR and provide their own defenses, the CCR became an administrative and claims handling entity which also provides certain litigation advice, and ceased broad-based settlements. The two subsidiaries of the Company have elected to continue participating in the CCR.

                               ENVIROSOURCE, INC.

         The Company's 2000 financing activities included capital lease financing totaling $8.7 million, which funded a portion of its capital expenditures. The Company made net repayments against its $40 million revolving credit facility totaling $2.4 million in 2000, compared with net repayments of $16 million in 1999. At December 31, 2000, the Company had outstanding standby letters of credit and minimum availability requirements, which totaled $15.9 million. In addition, there was $3.6 million borrowed against the revolver. The revolving credit facility matures March 31, 2003, and is secured by various assets of the Company's IMS subsidiary, primarily equipment and accounts receivable. The facility also contains covenants which, among other things, require the Company to meet various performance ratios. At December 31, 2000 the Company was in compliance with all such covenants of the agreement.


Capital Resources
-----------------

         The Company's primary sources of funds are its cash flow from operations, and its borrowing capacity against its revolving credit facility, as well as the ability to obtain lease financing for equipment. The Company's outlook on the North American steel industry for 2001, and its inherent effect on the Company's businesses, indicates a significant challenge to obtain sufficient capital resources to meet all of its objectives for the upcoming year. Current projections indicate operating cash flow for 2001 will likely decrease from the $21.4 million realized in 2000. Several of the Company's customers declared bankruptcy in late 2000 and early 2001; additional filings are certainly possible as the North American steel industry continues to suffer from excess capacity, weak steel prices, high energy costs, and high levels of foreign imported steel. The Company's IMS business requires continuing investment in heavy capital equipment to service its customers. The Company's $270 million of outstanding Senior Notes require semiannual interest payments of $13.1 million in June and December.

         The current strain on the Company's capital resources could require the Company to seek easing of restrictions on its revolving credit facility or reductions in capital investment, with subsequently higher operating costs for equipment maintenance and repairs. Management plans to continue maximizing the use of its operating cash flow to meet its investment and financing objectives. Management also plans to pursue various alternatives to effectively deal with the Senior Notes, which mature in June 2003. Management has been advised that the Senior Notes traded at about 22% of face value near year-end 2000; see the risk factors in the "Forward-Looking Information" section following the results of operations discussion.

                               ENVIROSOURCE, INC.

RESULTS OF OPERATIONS
2000 COMPARED WITH 1999
-----------------------

                                  Year Ended                     2000
                                 December 31,             Increase (decrease)
                           -------------------------   -------------------------
                               2000         1999         Amount          %
                           -----------   -----------   -----------   -----------
                                          (Dollars in thousands)
REVENUES
  IMS                      $  162,752    $  180,697    $  (17,945)     (9.9)%
  Technologies                 36,827        31,278         5,549      17.7%
                           -----------   -----------   -----------
                           $  199,579    $  211,975    $  (12,396)     (5.8)%
                           ===========   ===========   ===========

GROSS PROFIT (LOSS)
  IMS                       $  31,886    $   40,611    $   (8,725)
  Technologies                 10,062        (2,058)       12,120
                           -----------   -----------   -----------
                           $   41,948    $   38,553    $    3,395       8.8%
                           ===========   ===========   ===========

OPERATING INCOME (LOSS)
  IMS                      $   15,899    $   25,254    $   (9,355)
  Technologies                  4,697        (7,538)       12,235
  Corporate headquarters         (928)       (1,726)          798
                           -----------   -----------   -----------
                               19,668        15,990         3,678      23.0%
  Technologies impairment
    loss                           --       (75,192)       75,192

  Other unusual charges            --        (5,843)        5,843
                           -----------   -----------   -----------
CONSOLIDATED OPERATING
  INCOME (LOSS)            $   19,668    $  (65,045)   $   84,713
                           ===========   ===========   ===========

         Consolidated revenue for 2000 decreased $12.4 million, or 5.8%, compared with 1999. Revenues of the IMS segment decreased primarily from the expiration and non-renewal of contracts with two large steel industry customers near the end of 1999. The effects of the lost contracts were partly mitigated by increased steel production by the Company's ongoing customers during the first half of 2000, and by increased revenues from the Technologies segment. Technologies revenues for 2000 increased compared with 1999, due to higher volumes of processed waste, including more tons of EAF dust processed from steel mill customers. The current outlook for the North American steel industry indicates that the significant decreases in production levels experienced during late 2000 will not reverse in the near-term. Three IMS steel mill customers declared bankruptcy near year-end 2000; one has since ceased production. In addition, in February 2001 the Company's Technologies segment sold its Idaho waste landfill and a contract with a steel mill in Sterling, Illinois that together contributed $14 million to 2000 revenues. Therefore, 2001 revenues may be significantly less than 2000 levels.

         Consolidated gross profit for 2000 increased 8.8% from the same period a year ago. Technologies gross profit increased due in part to the revenue increase, and partly due to lower depreciation and amortization expenses after an asset impairment charge recorded at the end of 1999. Technologies depreciation and amortization expenses for 2000 were $7.2 million less than the prior year. The Technologies profit increase more than offset lower gross profits at IMS, which resulted from the expired contracts and from higher fuel costs; fuel costs during 2000 increased $1.7 million or almost 40% from 1999 levels.

         Selling, general and administrative expenses for 2000 were essentially unchanged from 1999. Although the Company's bad debt expense was $2.7 million higher than in 1999, the expense was offset by a $1.5 million non-recurring recovery from a former subsidiary, and another $1.2 million of non-recurring insurance-related recoveries.

                               ENVIROSOURCE, INC.

         In 1999, the Company recorded a $75.2 million non-cash charge for impaired assets related to the Company's waste landfill sites in Ohio and Idaho, and other unusual charges of $5.8 million, including $2.8 million for write-downs of excess capital equipment, and $3.0 million related to a profit improvement program. Operating income for 2000 totaled $19.7 million, an increase of $84.7 million from the loss in the prior year. There were no unusual charges recorded in 2000 and no asset impairment writedown. Excluding the asset impairment write-down in 1999, the operating income improved by $9.5 million during 2000. The improvement was primarily due to increases in revenues coupled with decreases in depreciation and amortization expenses in the Technologies segment, and also cost improvements in both segments to partially offset the lower revenues in the IMS segment.

         Interest expense for 2000 decreased 5.5% from 1999, due partly to lower borrowings on the Company's revolving credit facility, and in part to the capitalization of almost $1 million in interest costs related to the Company's investment in a new "greenfield" facility of an existing customer.

         The Company recorded a net loss for 2000 totaling $7.5 million, or $1.29 per share. The net loss in 1999 totaled $95.8 million, which included the $75.2 million asset impairment charge.

YEAR 2000 ISSUES
----------------

         The Company did not experience any business disruptions in 2000 due to Year 2000 computer program issues, nor does it anticipate any future disruptions. Costs to bring all financial and operational software to Year 2000-compliant status were not significant, as most software packages had been previously updated in the ordinary course of business.

                               ENVIROSOURCE, INC.

RESULTS OF OPERATIONS
1999 COMPARED WITH 1998
-----------------------



                                  Year Ended                     1999
                                 December 31,             Increase (decrease)
                           -------------------------   -------------------------
                              1999          1998         Amount          %
                           -----------   -----------   -----------   -----------
                                           (Dollars in thousands)
REVENUES
  IMS                      $  180,697    $  191,438    $  (10,741)      (5.6)%
  Technologies                 31,278        40,938        (9,660)     (23.6)%
                           -----------   -----------   -----------
                           $  211,975    $  232,376    $  (20,401)      (8.8)%
                           ===========   ===========   ===========

GROSS PROFIT (LOSS)
  IMS                      $   40,611    $   42,190    $   (1,579)      (3.7)%
  Technologies                 (2,058)        3,766        (5,824)    (154.6)%
                           -----------   -----------   -----------
                           $   38,553    $   45,956    $   (7,403)     (16.1)%
                           ===========   ===========   ===========

OPERATING INCOME (LOSS)

  IMS                      $   25,254    $   26,465    $   (1,211)
  Technologies                 (7,538)         (796)       (6,742)
  Corporate headquarters       (1,726)       (2,742)        1,016
                           -----------   -----------   -----------
                               15,990        22,927        (6,937)     (30.3)%
  Technologies impairment
    loss                      (75,192)           --       (75,192)

  Other unusual charges:
    IMS                        (2,924)       (2,851)          (73)
    Technologies                 (530)         (790)          260
    Corporate headquarters     (2,389)       (4,293)        1,904
                           -----------   -----------   -----------
                               (5,843)       (7,934)        2,091
                           -----------   -----------   -----------
CONSOLIDATED OPERATING
  INCOME (LOSS)            $  (65,045)   $   14,993    $  (80,038)
                           ===========   ===========   ===========

         Consolidated revenue for 1999 decreased $20.4 million, or 8.8%, compared with 1998. Both operating segments reported lower revenues in 1999. Revenues of the IMS segment decreased primarily from the loss of a steel industry customer in late 1998 that had contributed almost five percent of total IMS 1998 revenue. Reduced steel production in North America by the Company's ongoing customers during early 1999 also contributed to the decrease, though this effect was partly mitigated in the latter half of the year. As a result of heightened competition, contracts with two large IMS steel mill customers were not renewed and expired near year-end 1999, which negatively affected revenues in 2000. Technologies segment revenues for 1999 decreased significantly, due to price reductions resulting from overall competition in the waste processing markets, and a change in the mix of material processed.

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

                               ENVIROSOURCE, INC.

         The Company announced in early 1999 that it was evaluating strategic alternatives for its Technologies business, including its potential sale. In December 1999, the Company announced it had not received satisfactory offers for Technologies, and would retain this business. Concurrent with that announcement, the Company completed a thorough review of the Technologies operations. Due to a very competitive market, the average price per ton for waste processed at Technologies' landfill sites had decreased significantly in late 1998, and remained well below expectations throughout 1999. Management did not expect significant future price improvements, though further deterioration was not anticipated either. Based on the above, management determined that certain assets of the Technologies business were no longer fully recoverable. Accordingly, in the fourth quarter of 1999 the Company recorded an unusual non-cash charge totaling $75.2 million for impaired assets related to the Company's waste landfill sites in Ohio and Idaho. As a result of this charge, the Company expected to realize non-cash cost savings of approximately $8 million in 2000 from reduced depreciation and amortization expenses.

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

                               ENVIROSOURCE, INC.

FORWARD-LOOKING INFORMATION ("SAFE HARBOR STATEMENT")

         Certain matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995. Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted. Various uncertainties exist with respect to the Company's operations and business environment, and their outcomes are dependent on various important risk factors. The Company cautions users of this report that numerous important risk factors discussed below, among others, may have caused prior actual results, and could cause future results, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Among the factors or uncertainties that could cause actual results to differ from forward-looking statements are:

o Dependence on steel mill production; economic conditions - The Company's revenues are impacted by the level of steel production at its customers' sites in North America. In addition to commercial factors such as the demand for steel, steel prices, and foreign imports, other factors such as weather, energy prices, labor issues or mill outages for refurbishment can or could affect production levels of the Company's customers.

o Dependence on key customers; competition - The Company derives significant revenue from a single customer. The loss of any key customer as a result of termination or non-renewal of its contracts could have a material adverse effect on the Company's revenue and operating income. Both the IMS and Technologies operating segments face significant competition in their respective industries. Heightened competition during 1999 resulted in the loss of two large steel mill contracts for IMS. The Company's Technologies business experienced significant price reductions for waste processing during the 1990s due to competitive pressures. There can be no assurance that the Company will not continue to experience negative effects from increased competition, with possible future effects of reduced revenue, gross margins, and operating income.

o Financial condition of the Company's steel mill customers - Five of the Company's customers that contributed $15.6 million to 2000 revenues declared bankruptcy at or near year-end 2000. More bankruptcies are possible as competition intensifies and more of the Company's customers report operating losses. The Company's provision for bad debt in 2000 increased $2.7 million from the prior year. More customer bankruptcies could impact the Company's revenues and profits through reduced production, cash flow from operations through reduced collections of receivables, and impact the Company's operating expenses by requiring larger provisions for bad debt.

o Environmental regulation -The Company is subject to a complex, evolving array of federal, state and local environmental laws and regulations. It is possible that future imposition of additional environmental compliance requirements could have a material effect on the Company, however the Company cannot predict any such future requirements.

                               ENVIROSOURCE, INC.

o Financial leverage and debt service - The Company has $270 million of publicly held debt due in June 2003, which was trading at about 22% of face value at year-end 2000. The Company also currently has a negative net worth, resulting from losses. However, the Company has, through its positive operating cash flow, continued to service its outstanding debt and other obligations, and is currently in compliance with all of its requirements under its bank credit facility. The ability of the Company to meet its debt obligations in the future will be dependent on its future performance, which is subject to, among other things, the various factors discussed above, and also the Company's ability to implement a solution to effectively deal with its Senior Notes. There can be no assurance that any additional financing or refinancing, nor any debt re-capitalization will be possible.

                               ENVIROSOURCE, INC.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Since the Company performs services principally on a contractual basis, and operates mostly within the United States, its primary market risk is the exposure to interest rate fluctuations on its debt instruments. All of the Company's long-term debt at December 31, 2000 bears fixed interest rates, except for the $3.6 million in borrowings outstanding on the Company's bank credit facility, which expires March 31, 2003. Interest rates on revolver borrowings are floating, and are indexed to the US prime rate and/or LIBOR. The weighted average interest rate on these borrowings at December 31, 2000 was 10.75%. A one percentage point increase or decrease in the US prime rate (9.5% at December 31, 2000) would increase or decrease the annual interest expense related to these borrowings by approximately $36,000 (see Note 6 in Item 8, Financial Statements and Supplementary Data included herein).

                               ENVIROSOURCE, INC.

Item 8.  Financial Statements and Supplementary Data.

         Index to Financial Statements (Item 14(a) 1)

         Reports of Independent Certified Public Accountants

         Consolidated Balance Sheet at December 31, 2000 and 1999

         Consolidated Statement of Operations for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
Envirosource, Inc.

         We have audited the accompanying consolidated balance sheets of Envirosource, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirosource, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the two year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 13, 2001

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Envirosource, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Envirosource, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Envirosource, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.




                                                   /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 19, 1999

                               ENVIROSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                          December 31,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $    4,042        $    2,125
  Accounts receivable, less allowance
    for doubtful accounts                             25,786            32,829
  Trust fund                                               -            15,173
  Other current assets                                 5,467             3,645
                                                  -----------       -----------
    Total current assets                              35,295            53,772

Property, plant and equipment, net                   113,240           103,192

Goodwill, less accumulated amortization              103,281           109,586

Other assets                                          11,655            11,707
                                                  -----------       -----------
                                                  $  263,471        $  278,257
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                $   12,124        $   14,933
  Salaries, wages and related benefits                 9,402             8,345
  Insurance obligations (excluding
    IU International)                                  2,224             2,587
  IU International acquisition obligations
    (including insurance)                              5,791             5,623
  Other current liabilities                            6,306            12,037
  Current portion of debt                              1,201               301
                                                  -----------       -----------
    Total current liabilities                         37,048            43,826

Long-term debt                                       289,621           284,651

Other long-term liabilities                           29,967            35,343

Stockholders' deficit:
  Common stock, par value $.05 per share,
    20,000,000 shares authorized,
    5,813,394 shares issued and outstanding              291               291
  Capital in excess of par value                     175,969           175,969
  Accumulated deficit                               (267,995)         (260,522)
  Accumulated other comprehensive losses              (1,430)           (1,211)
  Stock purchase loan receivable from officer              -               (90)
                                                  -----------       -----------
    Total stockholders' deficit                      (93,165)          (85,563)
                                                  -----------       -----------
                                                  $  263,471        $  278,257
                                                  ===========       ===========


                            See accompanying notes.

                               ENVIROSOURCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (Dollars and shares in thousands, except for per share amounts)

                                                              Years Ended December 31,
                                                   -----------------------------------------------
                                                      2000              1999              1998
                                                   -----------       -----------       -----------
Revenues                                           $  199,579        $  211,975        $  232,376
Expenses:
  Cost of revenues                                    133,869           142,763           155,063
  Selling, general and administrative                  16,440            16,004            16,735
  Depreciation and amortization
    (less interest amortization)                       29,602            37,218            37,651
  Loss on impairment of long-lived assets                   -            75,192                 -
  Other unusual charges                                     -             5,843             7,934
                                                   -----------       -----------       -----------
    Total expenses                                    179,911           277,020           217,383
                                                   -----------       -----------       -----------

Operating income (loss)                                19,668           (65,045)           14,993

Interest income                                         2,647               784             1,262
Interest expense                                      (28,843)          (30,538)          (30,510)
                                                   -----------       -----------       -----------

Loss before income taxes                               (6,528)          (94,799)          (14,255)

Income tax expense:
  Current                                                (945)             (952)           (1,047)
  Deferred                                                  -                 -           (15,337)
                                                   -----------       -----------       -----------
   Total income tax expense                              (945)             (952)          (16,384)
                                                   -----------       -----------       -----------

Net loss                                           $   (7,473)       $  (95,751)       $  (30,639)
                                                   ===========       ===========       ===========

Basic and diluted loss per share                   $    (1.29)       $   (16.47)       $    (5.27)
                                                   ===========       ===========       ===========

Weighted average shares                                 5,813             5,813             5,813
                                                   ===========       ===========       ===========


                            See accompanying notes.

                               ENVIROSOURCE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                                                     Accumulated
                                                     Capital in                         Other             Stock
                                     Common          Excess of        Accumulated    Comprehensive      Purchase
                                     Stock           Par Value          Deficit      Income (Loss)        Loans              Total
                                  -----------       -----------       -----------    -----------       -----------       -----------
Balance at January 1, 1998        $      291        $  175,939        $ (134,132)    $   (1,224)       $     (663)       $   40,211
Comprehensive loss:
  Net loss                                                               (30,639)                                           (30,639)
  Translation adjustment                                                                   (332)                               (332)
                                                                                                                         -----------
    Total comprehensive loss                                                                                                (30,971)
                                                                                                                         -----------

Loan repayment                                                                                                573               573
Other                                                       30                                                                   30
                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1998             291           175,969          (164,771)        (1,556)              (90)            9,843
Comprehensive loss:
  Net loss                                                               (95,751)                                           (95,751)
  Translation adjustment                                                                    345                                 345
                                                                                                                         -----------
    Total comprehensive loss                                                                                                (95,406)
                                                                                                                         -----------

                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1999             291           175,969          (260,522)        (1,211)              (90)          (85,563)
Comprehensive loss:
  Net loss                                                                (7,473)                                            (7,473)
  Translation adjustment                                                                   (219)                               (219)
                                                                                                                         -----------
    Total comprehensive loss                                                                                                 (7,692)
                                                                                                                         -----------
Loan repayment                                                                                                 90                90
                                  -----------       -----------       -----------    -----------       -----------       -----------
BALANCE AT DECEMBER 31, 2000      $      291        $  175,969        $ (267,995)    $   (1,430)       $        -        $  (93,165)
                                  ===========       ===========       ===========    ===========       ===========       ===========

                            See accompanying notes.

                               ENVIROSOURCE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                               Years Ended December 31,
                                                                     -----------------------------------------------
                                                                        2000              1999              1998
                                                                     -----------       -----------       -----------
OPERATING ACTIVITIES:
  Loss from continuing operations                                    $   (7,473)       $  (95,751)       $  (30,639)
  Adjustments to reconcile loss from continuing
    operations to cash provided by operating activities:
    Non-cash impairment loss on long-lived assets                             -            75,192                 -
    Other unusual charges (payments), net                                (2,026)            2,479             4,896
    Deferred income taxes                                                     -                 -            15,337
    Depreciation                                                         24,126            26,832            27,330
    Amortization                                                          7,263            12,437            12,075
    Non-cash provision for doubtful accounts                              2,726                36               728
    Changes in working capital                                           (2,541)            3,413            (2,759)
    Other, net                                                             (626)              310               915
                                                                     -----------       -----------       -----------
Cash provided by operating activities                                    21,449            24,948            27,883
                                                                     -----------       -----------       -----------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment, gross                     (35,748)          (17,336)          (35,588)
  Less amounts financed by capital lease obligations                      8,684                 -                 -
                                                                     -----------       -----------       -----------
    Net additions to property, plant and equipment                      (27,064)          (17,336)          (35,588)
  Proceeds from dispositions of assets                                    1,718             3,099             1,475
  Landfill permit additions and closure expenditures                     (1,596)             (419)           (2,751)
  Closure trust fund recovery (payments), net                            12,563               171            (1,072)
  Cash flows related to IU subsidiaries' asbestos claims, net            (3,013)            6,016                11
  Cash flows related to IU International acquisition, net                   692               113            (2,411)
  Other                                                                      14              (233)             (527)
                                                                     -----------       -----------       -----------
Cash used for investing activities                                      (16,686)           (8,589)          (40,863)
                                                                     -----------       -----------       -----------

Cash provided (used) before financing activities                          4,763            16,359           (12,980)
                                                                     -----------       -----------       -----------

FINANCING ACTIVITIES:
  Revolving credit facility:
    Borrowings                                                           70,662            78,719            68,000
    Repayments                                                          (73,060)          (94,734)          (54,000)
                                                                     -----------       -----------       -----------
                                                                         (2,398)          (16,015)           14,000
                                                                     -----------       -----------       -----------

  Other debt repayment                                                     (448)           (2,521)           (5,828)
  Debt issuance costs                                                         -              (832)                -
                                                                     -----------       -----------       -----------
Cash provided by (used for) financing activities                         (2,846)          (19,368)            8,172
                                                                     -----------       -----------       -----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) during the year                                     1,917            (3,009)           (4,808)
  Beginning of year                                                       2,125             5,134             9,942
                                                                     -----------       -----------       -----------
  End of year                                                        $    4,042        $    2,125        $    5,134
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

Use of estimates:  Preparing financial  statements in accordance with accounting
----------------
principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents: Cash equivalents are highly liquid investments with maturities
----------------
of three months or less when acquired.

Long-lived assets: Property, plant and equipment is stated at cost. Depreciation
-----------------
is computed by the straight-line method based on the following lives: buildings and improvements - 10 to 30 years and machinery and equipment - 3 to 25 years.

Landfill development and permit costs are depreciated or amortized based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity (see Note 3).

Landfill closure costs and post-closure obligations at the Company's landfill in Idaho were secured by a trust fund invested in U.S. government and government agency securities. These investments, totaling $15.2 million at December 31, 1999 were carried at amortized cost which approximated market value. Interest income and realized gains and losses were recognized in earnings. The Company obtained permission from the necessary regulatory agencies to replace this trust fund with a surety bond obtained from an insurance company. The entire $15.2 million balance of the trust fund was recovered in the first quarter of 2000. Accordingly, the trust fund was classified as short-term on the accompanying balance sheet at December 31, 1999. The surety bond agreement required a $2.5 million collateral payment, which was made in June 2000 (see Note 2). The trust fund balances that secure the landfill closure obligations at the Company's landfill in Ohio were written off in an impairment charge incurred in 1999, however the Company retains legal ownership of these assets, which are to fund the closure and monitoring obligations (see Note 3).

The  excess  of  purchase  price  over  fair  value of net  assets  of  acquired
businesses   (goodwill)  is  recorded  as  an  asset  and  amortized  using  the straight-line method over periods of 15 to 40 years (see Note 3).

The Company accounts for potential impairment of long-lived assets in accordance with the Financial Accounting Standards Board's (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As required by that Statement, the carrying value of long-lived assets will be reviewed when facts and circumstances suggest that they may have become impaired. If this review indicates that such assets will not be fully recoverable, as determined based on anticipated cash flows over their estimated remaining useful lives, the carrying value of such assets will be reduced to their fair value, based on the discounted present value of the anticipated cash flows (see Note 3).

Costs of computer software developed or obtained for internal use expended after December 31, 1998 are generally expensed as incurred, however certain development stage costs may be capitalized, based on guidance provided by the Accounting Institute of Certified Public Accountants' Statement of Position No. 98-1.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES (CONTINUED)

Closure costs: The estimated costs of future closure and post-closure monitoring
-------------
and maintenance of landfills are accrued based on the ratio of cubic yards of disposal capacity utilized to total cubic yards of disposal capacity.

Revenues:  The Company's revenues are recognized as services are provided.
--------

Earnings per share:  Basic earnings per share are calculated by dividing  income
------------------
(loss) applicable to common shares by the weighted average number of shares outstanding during the period. Basic and diluted earnings per share amounts are the same in each year because there is no dilution when there is a loss from continuing operations.

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

NOTE 2.  SUBSEQUENT EVENT

On February 1, 2001, the Company sold all of the common stock of its Envirosafe Services of Idaho, Inc. ("ESII") subsidiary. In addition to the Idaho waste landfill operations, the Company's contract with a steel mill in Sterling, Illinois was included in the sale. Cash proceeds from the sale were not significant, however the transaction eliminated the need for Envirosource to provide related financial assurances of at least $12.5 million, which would have been due on February 5, 2001. The Company recorded a $2.3 million pretax gain on the sale during the first quarter of 2001. ESII, including the Sterling operations, contributed approximately $14 million of revenues to the Company's Technologies segment in 2000.

As part of the transaction, the purchaser provided a guaranty for ESII's outstanding debt, which consisted of $8.5 million of industrial revenue bonds due November 1, 2002, and it provided financial assurance for the obligations for closure and long-term monitoring of the Idaho landfill site. The holders of the industrial revenue bonds and the appropriate regulatory authorities agreed to accept the purchaser's guaranty and financial assurance to replace those that had previously been provided by Envirosource. Until February 2000, ESII had provided the financial assurances with trust funds of $15 million; at that time a surety bond was substituted and the cash, netting $12.6 million, was returned to the Company.

NOTE 3.  UNUSUAL ITEMS

In 1999 the Company recorded an impairment loss of $75.2 million, or $12.94 per share, to reduce the long-lived assets related to certain of its landfill sites to their estimated fair value. The write-down included $28.4 million of property, plant and equipment, $20.5 million of landfill permits, $15.8 million of non-recoverable trust funds and other deferred charges, $8.6 million of goodwill, and $1.9 million related to other long-lived assets.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  UNUSUAL ITEMS (CONTINUED)

The Company recorded other unusual charges during 1999 of $5.8 million, which included a non-cash charge of $2.8 million to write-down excess equipment to net realizable value, and $3 million for severance and consulting related to a profit improvement program. Unusual charges in 1998 totaled $7.9 million, which included a $3 million non-cash equipment write down, and $4.3 million for severance and consulting related to the profit improvement program.

NOTE 4. INCOME TAXES

The Company has net operating loss carryforwards totaling $113.1 million that expire at various dates through 2020; these are represented as a deferred tax asset of $39.6 million in the table below. In the fourth quarter of 1998, all of the Company's net deferred tax assets were written-off with a charge against operations, when the Company reported negative quarterly operating income, thus preventing a determination that it was more likely than not that the Company will earn sufficient taxable income during the next several years to realize its net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                      2000              1999
                                                   -----------       -----------
Deferred tax assets:
     Net operating loss carryforwards              $   39,571        $   38,509
     Asset impairment                                  23,317            23,317
     Accruals                                          17,636            17,218
                                                   -----------       -----------
         Total deferred tax assets                     80,524            79,044
     Valuation allowance                              (69,188)          (65,533)
                                                   -----------       -----------
         Net deferred tax assets                       11,336            13,511

Deferred tax liabilities:
     Tax over book:
        Depreciation                                   (4,121)           (5,002)
        Post-closure deductions                        (3,323)           (5,125)
        Landfill permit amortization                   (3,892)           (3,384)
                                                   -----------       -----------
         Total deferred tax liabilities               (11,336)          (13,511)
                                                   -----------       -----------
         Net deferred taxes                        $       --        $       --
                                                   ===========       ===========

Subject to the Company's ability to generate sufficient future taxable income, upon recognition of additional net deferred tax assets, the $69.2 million valuation allowance would be credited as follows: $2.2 million to capital in excess of par value, $8.8 million to goodwill and $58.2 million to reduce income tax expense.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES (CONTINUED)

In 2000, the valuation allowance was increased by a net $3.7 million, primarily due to the operating loss for the year. In 1999 the valuation allowance was increased by a net $28.7 million, primarily due to the asset impairment charge.

The components of income tax (expense) attributable to continuing operations are as follows (in thousands):

                                    2000              1999              1998
                                 -----------       -----------       -----------
Current:
     State                       $     (736)       $     (749)       $     (897)
     Canadian                          (209)             (203)             (150)
                                 -----------       -----------       -----------
                                       (945)             (952)           (1,047)

Deferred:
     Federal                             --                --           (15,337)
                                 -----------       -----------       -----------
                                 $     (945)       $     (952)       $  (16,384)
                                 ===========       ===========       ===========

Canadian income before income taxes was not significant in 2000, 1999 and 1998.

Income tax (expense) benefit varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):

                                    2000              1999              1998
                                 -----------       -----------       -----------
Benefit of pre-tax loss at
     statutory rate              $    2,285        $   33,180        $    4,989
Goodwill amortization                (1,441)           (1,633)           (1,692)
Effect of increasing deferred
     tax valuation allowance         (1,311)          (32,012)          (19,098)
Effect of state and Canadian
     income taxes                      (478)             (487)             (583)
                                 -----------       -----------       -----------
                                 $     (945)       $     (952)       $  (16,384)
                                 ===========       ===========       ===========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  OTHER BALANCE SHEET INFORMATION

Long-lived assets (in thousands):

                                                      2000              1999
                                                   -----------       -----------
Property, plant and equipment, at cost:
  Land, landfill development and improvements      $   18,747        $   17,080
  Buildings and improvements                           29,269            25,338
  Machinery and equipment                             230,175           212,060
                                                   -----------       -----------
                                                      278,191           254,478
Less accumulated depreciation                        (164,951)         (151,286)
                                                   -----------       -----------
                                                   $  113,240        $  103,192
                                                   ===========       ===========

Goodwill, at cost                                  $  161,403        $  163,481
Less accumulated amortization                         (58,122)          (53,895)
                                                   -----------       -----------
                                                   $  103,281        $  109,586
                                                   ===========       ===========

Other long-term liabilities (in thousands):
  Closure and post-closure liabilities*            $   10,818        $   10,715
  IU International acquisition obligations             12,504            17,073
  Other                                                 6,645             7,555
                                                   -----------       -----------
                                                   $   29,967        $   35,343
                                                   ===========       ===========

* Includes $10.0 million in 2000 and $9.6 million in 1999 for the Idaho waste landfill /Sterling, Illinois sites sold in February 2001 (see Notes 1 and 2).

Allowance for doubtful accounts (in thousands):
                                    2000              1999              1998
                                 -----------       -----------       -----------
Balance at the beginning of year $      896        $    1,045        $      701
Additions charged to expense          2,726                36               728
Amounts written off                    (278)             (185)             (384)
                                 -----------       -----------       -----------
Balance at end of year           $    3,344        $      896        $    1,045
                                 ===========       ===========       ===========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows (in thousands):

                                                      2000              1999
                                                   -----------       -----------
9 3/4% Senior Notes due 2003                       $  270,000        $  270,000
Revolving credit facility                               3,587             5,985
Industrial revenue bond                                 8,500             8,500
Capital equipment leases and other                      8,735               467
                                                   -----------       -----------
                                                      290,822           284,952
Less current maturities                                (1,201)             (301)
                                                   -----------       -----------
Long-term debt                                     $  289,621        $  284,651
                                                   ===========       ===========

The estimated fair value of the financial instruments representing the long-term debt above was $79.0 million and $189.6 million at December 31, 2000 and 1999 respectively. The fair value of the Senior Notes is based upon management's best knowledge of recent trading prices.

At December 31, 2000, required principal payments by year for the next five years are as follows: $1.2 million in 2001, $9.8 million in 2002, $274.9 million in 2003, $1.4 million in 2004, $1.5 million in 2005, and $2 million due beyond 2005. Included in the $9.8 million due in 2002 is an $8.5 million industrial revenue bond which was assumed by the purchaser when the Company's Idaho landfill site was sold in February, 2001. Capital leases originating during 2000 expire between 2003 and 2007, and have a weighted average interest rate of 10.7%. Required payments for non-cancelable capital leases (including interest) for the next five years are: $2.0 million in 2001 and 2002, $1.9 million in 2003, $1.8 million in 2004 and 2005, and $2.2 million thereafter.

The Senior Notes indenture (10.2% effective rate including amortization of issuance costs) contains restrictions customarily found in such agreements, such as limits on indebtedness and payments with respect to capital stock.

In November 1999 the Company, through its IMS subsidiary, replaced its previous $43.8 million bank credit facility with a new $40 million credit facility (the "Agreement") with Bank of America, N.A. As required by the Emerging Issues Task Force issue 98-14, the unamortized issuance costs from the previous bank facility totaling $1.1 million were combined with issuance costs from the Agreement and are amortized through the Agreement's maturity date of March 31, 2003. The Agreement is secured by certain assets of IMS, principally equipment and accounts receivable. Interest on borrowings is based on either the bank's prime rate or the London Interbank Offering Rate (LIBOR), plus a negotiated bank margin. The interest rate on outstanding borrowings at December 31, 2000 was 10.75%. The Company also pays a commitment fee on the unused portion of the facility. The Agreement contains certain restrictions on the Company and its subsidiaries, including, among other things, a requirement to maintain a specified minimum level of available credit ($8 million), and a prohibition against payment of cash dividends. The Agreement also contains covenants that require the Company to meet certain financial ratios and tests. At December 31, 2000, the Company was in compliance with all such covenants. In December 2000, the Agreement was amended to increase the amount of capital expenditures permitted by IMS for the 2000 year only. After deducting outstanding borrowings, $7.9 million of commitments for standby letters of credit, and the minimum availability requirement, approximately $18.4 million of the total facility was unused and available. For comparative purposes, the Company reclassified $6 million of revolver borrowings outstanding at December 31, 1999 from short-term to long-term debt.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  IU INTERNATIONAL ACQUISITION OBLIGATIONS

The Company has certain obligations resulting from the 1988 acquisition of IU International Corporation ("IU") that are unrelated to current operations. At December 31, 2000, these liabilities totaled $18.3 million, of which $5.8 million were classified as short-term and the balance as long-term on the accompanying balance sheet. At December 31, 1999, such liabilities totaled $22.6 million, of which $5.6 million were classified as short-term. These amounts represent obligations for product liability claims, insurance, employee benefits and other matters.

The product liability obligations primarily pertain to personal injury claims for certain asbestos-related products distributed by two Pennsylvania-based IU subsidiaries during the 1960s and 1970s that are no longer operating entities. The two subsidiaries are participants in the Center for Claims Resolution ("CCR"), a group of companies who have had asbestos-related claims asserted against them. The CCR acts as a central administrative entity to attempt cost-effective claims handling, reduce litigation costs, and, until 2001, effect broad-based claim settlements. Early in 2001, with some CCR participants either declaring bankruptcy from excessive costs of asbestos claims, or electing to leave the CCR and provide their own defenses, the CCR changed its procedures and no longer participates in broad-based settlements. The two subsidiaries of the Company elected to continue participating in the CCR, using it solely for defense advice, administrative and claims handling services.

Management believes: a) that most of the Company's product liability and related litigation defense costs will ultimately be recovered through insurance coverage in place during the periods covered by such claims, and b) the ultimate exposure to the Company will result primarily from certain insurance companies that provided the Company with insurance coverage for such claims, and have since become insolvent. Management is actively pursuing recovery claims from the insolvent estates and potential reinsurance such insolvent companies may have had with other insurers. Management cannot with any reasonable certainty estimate the ultimate amount of claims probable of assertion, nor can it accurately predict the level of success in securing recoveries from insolvent insurers. However, management has recorded a liability which it believes reflects all currently available information including known claims, and probable insurance coverage. Management will continue to evaluate whether the Company's ultimate liability for product liability claims can be reasonably estimated. If such an estimate is feasible, charges against future operations may be necessary, however the timing or amount of any such charge cannot presently be determined.

At December 31, 2000 and 1999, the Company had recorded asbestos-related liabilities in the amount of $6.3 million and $9.3 million. During 2000, the Company paid claims and claim expenses totaling $6.4 million, and received recoveries from insurance carriers totaling $3.4 million. During 1999, the Company received a cash settlement of $8.7 million from an insurance company in settlement of its obligations to insure the Company under two insurance policies. Any claims up to a total of $8.7 million covered by such policies became the responsibility of the Company. Claim payments by the Company for 1999 totaled $2.7 million.

NOTE 8.  STOCKHOLDERS' EQUITY (DEFICIT)

At December 31, 2000, a total of 874,157 shares of the Company's common stock have been reserved for stock options (see Note 9). Under the terms of the Senior Notes indenture and bank credit facility, the Company may not declare or pay dividends or make cash distributions to the common stockholders.

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

At December 31, 1999, the Company had a loan to an employee totaling $90,000, which originated to purchase common stock of the Company in 1989. Accrued interest receivable on the loan as of that date was approximately $51,000. The loan was settled during 2000.

NOTE 9.  STOCK OPTIONS

The Company has in the past provided incentive stock options and non-qualified stock options to key employees to purchase shares of the Company's common stock. The terms and conditions for option grants are determined by the Compensation and Stock Option Committee of the Board of Directors. In 1999, the Company adopted the 1999 Stock Option Plan, which provided for up to 500,000 shares of the Company's common stock subject to grants. The term of such grants may not exceed ten years from the grant date. Incentive stock options may not be granted at exercise prices less than the fair market value of the stock at the time of grant. Options generally vest over three or five year periods.

Option activity is summarized below:

                                                                       Weighted
                                       Number of Shares                -Average
                                  -----------------------------
                                                       Under            Exercise                 Range
                                                                                     -----------------------------
                                   Available          Option              Price         From               To
                                  -----------       -----------        -----------   -----------       -----------
Balance at January 1, 1998           198,678           228,121              28.27         10.63             57.75

  Granted                            (82,747)           82,747              14.34         13.60             21.00
  Canceled                            45,229           (45,229)             31.27         10.06             57.75
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1998         161,160           265,639              23.42         10.06             49.00
                                  -----------       -----------

  Authorized                         500,000            ------
  Granted                           (167,856)          167,856               4.09          2.06              5.13
  Canceled                            82,786          (131,426)             27.05         14.00             49.00
                                  -----------       -----------
BALANCE AT DECEMBER 31, 1999         576,090           302,069              11.10          2.06             45.50
                                  -----------       -----------

  Granted                             (2,142)            2,142                .77           .77               .77
  Canceled                            15,000           (19,002)             23.38         14.00             45.50
                                  -----------       -----------
BALANCE AT DECEMBER 31, 2000         588,948           285,209              10.26           .77             30.63
                                  ===========       ===========


                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  STOCK OPTIONS (CONTINUED)

Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                      Weighted-
                                       Average        Weighted-                      Weighted-
    Range of          Number of       Remaining        Average        Number of       Average
    Exercise           Options       Contractual      Exercise         Options        Exercise
     Prices          Outstanding        Life           Price         Exercisable       Price
----------------     -----------     -----------     -----------     -----------     -----------
$.77 to $.77              2,142       9.0 years            $.77              --      $       --
$2.06 to $5.13          167,856       8.2                  4.18          57,855            4.21
$10.06 to $21.00         76,235       6.0                 15.16          62,533           15.44
$21.01 to $30.63         38,976       3.7                 27.34          38,690           27.34
                    ------------                                     -----------
$.77 to $30.63          285,209       7.0 years           10.26         159,078           14.25
                    ============                                     ===========


The Company also maintains a stock option plan for outside directors who are neither employees of the Company nor affiliated with Freeman Spogli & Co. Under the plan, each outside director is granted options to purchase 714 shares of the Company's common stock at the prior year-end market price. The plan also allows these directors to elect to receive below-market options in lieu of their annual directors' fees. In 1998 two directors elected to receive such options in lieu of their $15,000 annual directors' fees. All options granted under the plan become exercisable within one year of the grant date.

Using the Black-Scholes option pricing model, the estimated per share weighted average fair values of stock options granted were $0.53 in 2000, $1.18 during 1999 and $9.95 during 1998. Assumptions made in determining the estimates of fair value include: risk-free interest rates of 6.6% in 2000 and 1999 and 4.7% in 1998; a volatility factor of .58 for all three years; and a weighted-average expected life of 8 years for all three years.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except for per share amounts):

                                    2000              1999              1998
                                 -----------       -----------       -----------
Pro forma net loss               $   (7,588)       $  (95,845)       $  (30,913)

Pro forma net loss per share     $    (1.31)       $   (16.49)       $    (5.32)

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  OPERATING SEGMENTS

The Company's reportable operating segments, which are organized by type of service, are: IMS, which provides recycling and other specialized services for the steel industry, and Technologies, which operates hazardous waste disposal landfills and provides waste management and stabilization services for the steel industry, as well as companies in other industries and governmental agencies. Information by reportable segment for the three years ended December 31, 2000 is as follows (in thousands):

                                    2000              1999              1998
                                 -----------       -----------       -----------
REVENUES
  IMS                            $  162,752        $  180,697        $  191,438
  Technologies                       36,827            31,278            40,938
                                 -----------       -----------       -----------
                                 $  199,579        $  211,975        $  232,376
                                 ===========       ===========       ===========

UNUSUAL CHARGES
  IMS                                    --      $     (2,924)       $   (2,851)
  Technologies                           --           (75,722)             (790)
  Corporate headquarters                 --            (2,389)           (4,293)
                                 -----------       -----------       -----------
                                         --      $    (81,035)       $   (7,934)
                                 ===========       ===========       ===========

TOTAL OPERATING INCOME (LOSS)
  IMS                            $   15,899            22,330        $   23,614
  Technologies                        4,697           (83,260)           (1,586)
  Corporate headquarters               (928)           (4,115)           (7,035)
                                 -----------       -----------       -----------
                                 $   19,668       $   (65,045)       $   14,993
                                 ===========       ===========       ===========

IDENTIFIABLE ASSETS
  IMS                            $  226,748        $  226,763        $  246,768
  Technologies                       30,173            45,395           131,440
  Corporate headquarters              6,550             6,099             9,248
                                 -----------       -----------       -----------
                                 $  263,471        $  278,257        $  387,456
                                 ===========       ===========       ===========

DEPRECIATION AND AMORTIZATION
  IMS                            $   25,707         $  26,613        $   27,079
  Technologies                        4,410            11,498            11,275
  Corporate headquarters              1,272             1,158             1,051
                                 -----------       -----------       -----------
                                 $   31,389         $  39,269        $   39,405
                                 ===========       ===========       ===========

CAPITAL EXPENDITURES
  IMS (1)                            34,716         $  15,876        $   27,874
  Technologies                        1,032             1,460             7,714
                                 -----------       -----------       -----------
                                 $   35,748         $  17,336        $   35,588
                                 ===========       ===========       ===========

(1) Includes in 2000 $8.7 million of expenditures financed through capital lease obligations.

Corporate headquarters expenses and assets support both segments but are not directly associated with either. Corporate assets consist principally of cash and cash equivalents, and unamortized debt issuance costs.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  OPERATING SEGMENTS (CONTINUED)

Revenues from the Company's largest steel industry customer ranged from approximately $41 to $44 million annually during the three years ended December 31, 2000. Almost all of this revenue was recorded by the Company's IMS business. Accounts receivable due from that customer totaled $4.3 million at December 31, 2000. The Company conducts business primarily in the United States, its IMS business has some Canadian customers, however foreign operations are not material. Technologies' waste landfill sites are located in the United States.

The following table sets forth the percentage of total revenue contributed by each class of services during the three years ended December 31, 2000:

                                    2000              1999              1998
                                 -----------       -----------       -----------
Industrial recycling                  65.8%             70.6%             69.6%

Specialized services                  15.7%             14.6%             12.8%

Waste stabilization and disposal      18.5%             14.8%             17.6%
                                 -----------       -----------       -----------
                                     100.0%            100.0%            100.0%
                                 -----------       -----------       -----------

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

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  RETIREMENT PLANS (CONTINUED)

                                                      2000              1999
                                                   -----------       -----------
Change in benefit obligations:

  Benefit obligations at beginning of year         $   19,716        $   21,443
  Service cost                                            402               475
  Interest cost                                         1,481             1,504
  Net actuarial (gains) losses                            (51)             (792)
  Benefits paid                                        (2,654)           (2,950)
  Other                                                   (23)               36
                                                   -----------       -----------
  Benefit obligations at end of year               $   18,871        $   19,716
                                                   ===========       ===========

Change in plan assets:
  Fair value of plan assets at beginning of year   $   21,463        $   20,294
  Actual return on assets                               5,168             4,284
  Employer contributions                                  165               145
  Benefits paid                                        (2,654)           (2,950)
  Plan expenses                                          (325)             (338)
  Other                                                   (20)               28
                                                   -----------       -----------
  Fair value of plan assets at end of year         $   23,797        $   21,463
                                                   ===========       ===========

Funded status                                      $    4,926        $    1,747
Unrecognized net actuarial (gains) losses              (6,466)           (2,998)
Unamortized prior service cost decrease                (2,458)           (2,798)
Other                                                      (5)               (7)
                                                   -----------       -----------
Accrued pension cost                               $   (4,003)       $   (4,056)
                                                   ===========       ===========

Net periodic pension cost for defined benefit plans includes the following (in thousands):

                                    2000              1999              1998
                                 -----------       -----------       -----------
Service cost                     $      402        $      475        $      564
Interest cost                         1,481             1,524             1,550
Expected return on plan assets       (1,429)           (1,427)           (1,463)
Net amortization and deferral          (341)             (257)             (195)
                                 -----------       -----------       -----------
Net periodic pension costs       $      113        $      315        $      456
                                 ===========       ===========       ===========

The actuarial present value of projected benefit obligations was determined using discount rates of 8.00% in 2000 and 7.75% in 1999. The expected annual long-term rate of return on plan assets used in determining net periodic pension cost was 8.5% in both years. Benefit obligations of plans with obligations in excess of plan assets at December 31, 2000 totaled $1.1 million; assets for such plans were $1.0 million, and the total prepaid expenses of such plans were not significant.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to $0.9 million in 2000, and $1.2 million in 1999 and 1998.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  RETIREMENT PLANS (CONTINUED)

In addition, for the benefit of certain unionized employees, the Company participates in defined benefit multi-employer pension plans, for which reliable information concerning the Company's share of related estimated plan benefits and assets is not available, and defined contribution multi-employer pension plans. Costs for multi-employer pension plans amounted to $1.9 million in 2000, $2.4 million in 1999 and $2.2 million in 1998.

The Company also participates in several defined contribution multi-employer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Costs for these plans amounted to $2.1 million in 2000, $2.2 million in 1999 and $2.1 million in 1998.

The Company also has several defined benefit postretirement plans that provide varying amounts of medical and death benefits, primarily to retired employees. The actuarially computed cost for these plans was $.5 million in 2000 and 1999, and $.3 million in 1998. The plans are not funded, the Company pays postretirement benefits as required for individual participants. The accrued postretirement benefit obligation at December 31, 2000 and 1999 was $4.6 million and $4.4 million, of which $3.9 million represents obligations in connnection with the IU International acquisition. The discount rate used to actuarially compute this liability was 8.00% for 2000 and 7.75% for 1999.

Future cost increases in health care benefits are assumed to be 10.0% in 2000, decreasing by approximately 1% per year to 5% by 2005 and remaining at that level thereafter. Increasing these rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by $.2 million and would not have had a significant impact on the postretirement benefit cost for 2000.

NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION

Amortization in the consolidated statement of cash flows includes amortization of goodwill, landfill permits and deferred charges related to landfill closure together with non-cash interest costs.

Changes in working capital include the following (in thousands):

                                    2000              1999              1998
                                 -----------       -----------       -----------

Accounts receivable              $    4,317        $     (560)       $      (64)
Other current assets                 (2,020)             (581)              446

Accounts payable and other
  current liabilities                (4,838)            4,554            (3,141)
                                 -----------       -----------       -----------

Cash provided (used)             $   (2,541)       $    3,413        $   (2,759)
                                 ===========       ===========       ===========

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

During the first quarter of 2000, the Company recovered $15.2 million from a trust fund that previously provided financial assurance that the Company could meet its closure and post-closure obligations related to the Idaho waste landfill. In the second quarter of 2000, the Company made a $2.5 million payment of collateral for a surety bond that had replaced the Idaho trust fund. During 1999 and 1998, the Company made payments of $0.8 million and $1.2 million, and recovered $1 million and $0.1 million related to all of its trust funds.

Net cash flows related to the IU International acquisition are principally payments of and recoveries from pre-acquisition obligations or events.

Cash flows for asbestos-related claims during 2000 included insurance recoveries of $3.4 million and payments of $6.4 million. In 1999, the Company recovered $8.7 million from an insurance company related to such obligations, and made $2.7 million of payments. Cash flows during 1998 for such obligations were not significant.

During 2000, the Company incurred $29.8 million of interest costs, and capitalized $1 million of interest. The Company paid interest of $28.0 million in 2000, $28.5 million in 1999 and $28.8 million in 1998. Payments for income taxes were $.5 million in 2000, $.9 million in 1999 and $1.4 million in 1998.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for non-cancelable operating leases as of December 31, 2000 amount to $13.8 million in 2001, $11.2 million in 2002, $6.4 million in 2003, $3.3 million in 2004, $1.1 million in 2005, and decreasing amounts thereafter. Operating leases are primarily for machinery and equipment. Rent expense was $11.0 million in 2000, $11.7 million in 1999 and $11.6 million in 1998. At December 31, 2000, the Company had commitments for capital equipment additions totaling $15.8 million.

The Company holds operating permits issued by various environmental agencies that require renewal and modification from time to time. The Company expects to obtain any required renewals and modifications to its existing permits. The Company, its competitors and customers are subject to a complex, evolving array of environmental laws and regulations. Changes in such regulations may not only affect the demand for treatment and disposal services, but could also require the Company to incur significant costs for remediation or other corrective action, facility closure or post-closure monitoring. It is possible that the future imposition of additional environmental compliance requirements could have a material effect on the Company's results of operations or financial condition, but the Company is unable to predict any such future requirements. The Company believes that the consolidated financial statements appropriately reflect all presently known compliance costs in accordance with generally accepted accounting principles.

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. The Company has recorded a contingent liability for certain product liability claims related to its former businesses (see IU Acquisition Obligations at Note 7 in this Report).

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company's outlook on the North American steel industry for 2001, and its inherent effect on the Company's businesses, indicates a significant challenge to obtain sufficient capital resources to meet all of its objectives for the upcoming year. Current projections indicate operating cash flow for 2001 will likely decrease from the $21.4 million realized in 2000. Several of the Company's customers declared bankruptcy in late 2000 and early 2001; additional filings are certainly possible as the North American steel industry continues to suffer from excess capacity, weak steel prices, high energy costs, and high levels of foreign imported steel. The Company's IMS business requires continuing investment in heavy capital equipment to service its customers. The Company's $270 million of outstanding Senior Notes, which were trading at about 22% of face value at year-end 2000, require semiannual interest payments of $13.1 million in June and December.

The Company also currently has a negative net worth, resulting from losses. However, the Company has, through its positive operating cash flow, continued to service its outstanding debt and other obligations, and is currently in compliance with all of its requirements under its bank credit facility. The ability of the Company to meet its debt obligations in the future will be dependent on its future performance, including the Company's ability to implement a solution to effectively deal with its Senior Notes. Management plans to pursue various alternatives to effectively deal with the Senior Notes, which mature in June 2003. There can be no assurance that any additional financing or refinancing, nor any debt re-capitalization will be possible.

The current strain on the Company's capital resources could require the Company to seek easing of restrictions on its revolving credit facility or reductions in capital investment, with subsequently higher operating costs for equipment maintenance and repairs. Management plans to continue maximizing the use of its operating cash flow to meet its investment and financing objectives.

                               ENVIROSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

                             Fourth         Third        Second         First
                            Quarter        Quarter       Quarter       Quarter
                           -----------   -----------   -----------   -----------
2000
Revenues                   $   45,418    $   51,248    $   52,430    $   50,483
Gross profit                   10,323        12,395        10,910         8,320
Operating income                4,069         7,160         5,113         3,326
Net loss                   $     (908)   $      (76)   $   (2,420)   $   (4,069)
                           ===========   ===========   ===========   ===========
Basic and diluted net
  loss per share           $     (.16)   $     (.01)   $     (.42)   $     (.70)
                           ===========   ===========   ===========   ===========


                             Fourth         Third        Second         First
                            Quarter(1)     Quarter       Quarter       Quarter
                           -----------   -----------   -----------   -----------
1999
Revenues                   $   54,271    $   55,584    $   53,837    $   48,283
Gross profit                    9,124        10,948        10,434         8,047
Operating income (loss)
  before impairment charge        718         5,867         4,733        (1,171)
Operating income (loss)       (74,474)        5,867         4,733        (1,171)
Net loss                   $  (81,966)   $   (1,633)   $   (3,088)   $   (9,064)
                           ===========   ===========   ===========   ===========

Basic and diluted net
  loss per share           $   (14.10)   $     (.28)   $     (.53)   $    (1.56)
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


          The Company filed a Current Report on Form 8-K, Item 4, regarding a change in the Company's independent accountants, dated September 24, 1999.

                               ENVIROSOURCE, INC.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

         Reference is made to the information set forth under the headings (i) "Election of Class C Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 2000 and (ii) "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.


Item 11.  Executive Compensation.

         Reference is made to the information set forth under the heading "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 2000, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Reference is made to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the
Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 2000, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

         Reference is made to the information set forth under the heading "Certain Transactions" in the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 within 120 days after December 31, 2000, which information is incorporated herein by reference.

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

4.9* Amendment Number 1 to Loan and Security Agreement, dated as of December 12, 2000, the lenders parties thereto, Bank of America, N.A., as Agent, International Mill Service, Inc. and IMS Alabama, Inc.

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

10.11     Letter Agreement,  dated March 23, 1999, between the Company and James
          C. Hull (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1363)).

10.12     Letter Agreement,  dated July 30, 1999,  between the Company and James
          C. Hull (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.13 Employment Agreement, dated as of January 3, 2000, between the Company and John P. Carroll (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

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

                               ENVIROSOURCE, INC.

10.16 Promissory Note of John P. Carroll, dated August 1, 1995, as amended, payable to International Mill Service, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-1363)).

21.1*     Subsidiaries of the Company

23.1*     Consent of Grant Thornton LLP

23.2*     Consent of Ernst & Young LLP


          (b)      Reports on Form 8-K.
                   -------------------
          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

* Filed herewith.

                               ENVIROSOURCE, INC.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2001
                                              ENVIROSOURCE, INC.



                                              By: /s/ JOHN T. DILACQUA
                                                  --------------------
                                                   John T. DiLacqua
                                                   President and Chief
                                                   Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 23, 2001.

Signature                                    Title
---------                                    -----

/s/ JOHN T. DILACQUA                        President,  Chief  Executive Officer
--------------------
John T. DiLacqua                            and  Director  (Principal  Executive
                                            Officer)


/s/ JOHN C. HEENAN                          Senior Vice President, Treasurer and
------------------
John C. Heenan                              Chief Financial Officer (Principal
                                            Financial and Accounting
                                            Officer)


/s/ ROBERT N. GURNITZ                       Chairman of the Board of Directors
---------------------
Robert N. Gurnitz

                               ENVIROSOURCE, INC.

/s/ WALLACE B. ASKINS                       Director
---------------------
Wallace B. Askins


/s/ RAYMOND P. CALDIERO                     Director
-----------------------
Raymond P. Caldiero


/s/ JEFFERY G. MILLER                       Director
---------------------
Jeffrey G. Miller


/s/ JON D. RALPH                            Director
----------------
Jon D. Ralph


/s/ JOHN M. ROTH                            Director
----------------
John M. Roth


/s/ J. FREDERICK SIMMONS                    Director
------------------------
J. Frederick Simmons


/s/ RONALD P. SPOGLI                        Director
--------------------
Ronald P. Spogli

                               ENVIROSOURCE, INC.

                                  EXHIBIT INDEX


Number                     Description                                  Page
------                     -----------                                  ----
4.9       Amendment No. 1 to Loan and Security  Agreement,             EXHIBIT 1
          dated as of December 12, 2000, the lenders parties thereto, Bank of America, N.A., as Agent, International Mill Service, Inc. and IMS Alabama, Inc.

21.1      Subsidiaries of the Company                                  EXHIBIT 2

23.1      Consent of Grant Thornton LLP                                EXHIBIT 3

23.2      Consent of Ernst & Young LLP                                 EXHIBIT 4