Form 10-K/A
period 2000-12-31
ENVIROSOURCE INC
filed 2001-04-30
CIK 106752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number,including area code:
                                 (215) 956-5500

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                     Common Stock, par value $.05 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $164,170 as of April 2, 2001.

The number of shares outstanding of the Registrant's Common Stock as of the close of business on April 2, 2001 was 5,813,394.

                                EXPLANATORY NOTE:

         Envirosource, Inc. (the "Company") hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2000 (the "Original Filing"). Each of the below referenced items in Part III is hereby amended by deleting the item in its entirety and replacing it with the item set forth herein. Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

                                    PART III


ITEM 10. Directors and Executive Officers of the Company.

         The information concerning executive officers required by this item is set forth in Part I of the Form 10-K for the year ended December 31, 2000, pursuant to General Instruction G to Form 10-K.

         The following table sets forth the names and ages of the directors of the Company as of March 31, 2001:

         Name                               Age             Year Term Ends(1)
         ----                               ---             -----------------
         Wallace B. Askins                   70                   2003
         Raymond P. Caldiero                 61                   2001
         John T. DiLacqua                    48                   2002
         Robert N. Gurnitz                   62                   2001
         Jeffrey G. Miller                   59                   2002
         Jon D. Ralph                        36                   2002
         John M. Roth                        42                   2003
         J. Frederick Simmons                46                   2003
         Ronald P. Spogli                    53                   2001
         ---------------
         (1) Directors' terms end at the Company's Annual Meeting for the year indicated, or when their respective successors have been elected and qualified.

         Wallace B. Askins has been a director of the Company since 1978. Mr. Askins served as Executive Vice President and Chief Financial Officer of Armco, Inc. ("Armco") (a manufacturer of steel and other products) from June 1984, and as a director of Armco from December 1985, until his retirement in November 1992. Mr. Askins is a director of Trump Hotel & Casino Resorts, Inc.

         Raymond P. Caldiero has served as a director of the Company since February 1992. Mr. Caldiero has served as Chairman of Caldiero International, Inc. (a consultant in the areas of hotel development, lobbying, marketing and sales) since 1989. He is a director of the Autry Museum and Technology Solutions Corp. and served as a director of Envirosafe Services, Inc. ("Envirosafe") from 1987 until February 1992. Mr. Caldiero became a director of the Company in February 1992 pursuant to the terms of a merger agreement between Envirosafe and a wholly-owned subsidiary of the Company.

         John T. DiLacqua has been a director and President and Chief Executive Officer of the Company since January 1999. From October 1997 to December 1998, Mr. DiLacqua served as President of the U.S. Ferrous Operations of Philip Metals, Inc., which included, among other companies, the former Luria Brothers Division of Connell Limited Partnership ("Luria Brothers"). Prior to that, he served as the President of Luria Brothers from May 1994 to October 1997, and, from December 1990 to May 1994, he served as its Vice President of Finance and Administration.

         Robert N. Gurnitz became a director of the Company in November 1997 and became Chairman of the Board in December 1998. Mr. Gurnitz served as President and Chief Executive Officer of Northwestern Steel and Wire Co. from 1991 to 1993 and as its Chairman and Chief Executive Officer from 1993 to 1997. Prior to that he served in various senior management capacities with Rockwell International Corporation, Bethlehem Steel Corporation and Webcraft Technologies.

         Jeffrey G. Miller has served as a director of the Company since August 1993. Mr. Miller has been a professor of environmental law at Pace University School of Law since 1987 and is currently Associate Dean. He was of counsel to the Seattle and Washington D.C. law firm of Perkins Coie from 1987 to 1997 practicing environmental law. Mr. Miller was a director of Envirosafe from 1987 until February 1992. He became a director of the Company in February 1992 pursuant to the terms of a merger agreement between Envirosafe and a wholly-owned subsidiary of the Company. Mr. Miller resigned as a director on May 13, 1993 pursuant to the terms of the purchase agreement by which an affiliate of FS&Co. acquired its interest in the Company and was re-elected as a director of the Company in August 1993.

         Jon D. Ralph has been a director of the Company since August 1993. Mr. Ralph joined Freeman Spogli & Co. ("FS&Co.") in August 1989. Mr. Ralph is also a director of Century Maintenance Supply, Inc., Hudson Respiratory Care Inc. and The Pantry, Inc.

         John M. Roth became a director of the Company in May 1993. Mr. Roth joined FS&Co. in March 1988 and became a general partner in March 1993. Mr. Roth is also a director of Advance Stores Company, Inc. and AFC Enterprises, Inc.

         J. Frederick Simmons became a director of the the Company in May 1993. Mr. Simmons joined FS&Co. in 1986 and became a general partner in January 1991. He is also a director of Century Maintenance Supply, Inc., Vibe/Spin Ventures and Webvision, Inc.

         Ronald P. Spogli became a director and Chairman of the Board of the Company in May 1993. In December 1998, Mr. Spogli stepped down from the Chairman of the Board post, but retained his position as Chairman of the Executive Committee of the Board of Directors. Mr. Spogli is a founding partner of FS&Co. He is also a director of AFC Enterprises, Inc., Century Maintenance Supply, Inc., Galyan's Trading Company, Inc., Hudson Respiratory Care Inc., Medical Arts Press, Inc. and MVP.com, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock and derivative securities. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from reporting persons, the Company believes that during 2000 all filing requirements applicable to officers and directors were met.

ITEM 11. Executive Compensation.

Compensation of Directors
-------------------------

         The Company pays each director other than Messrs. DiLacqua and Gurnitz and general partners or employees of FS&Co. an annual fee of $15,000 (payable in four equal quarterly installments), as well as an additional per meeting fee of $1,000 for each Board meeting attended in excess of four meetings per year and each Committee meeting attended in excess of two meetings per Committee per year. In addition, the Company pays the reasonable expenses of each director in connection with his attendance at each meeting of the Board of Directors or any committee thereof. In connection with their election in February 1992 as directors of the Company, each of Mr. Caldiero and Mr. Miller was granted an option to purchase 2,857 shares of Common Stock of the Company at an exercise price of $18.375 per share, which became exercisable in September 1993 and expires in March 2002. On August 5, 1993, Mr. Askins was granted an option to purchase 2,857 shares of Common Stock of the Company at an exercise price of $29.75 per share, which became exercisable in August 1995 and expires in August 2003.

         In 1995, the Company adopted a Stock Option Plan for Non-Affiliate Directors, which was ratified and approved by the stockholders of the Company at the 1995 Annual Meeting. Pursuant to this plan, each director of the Company who is neither an employee of the Company nor an affiliate of FS&Co.: (i) automatically is granted an option to purchase 714 shares of Common Stock as of January 1 of each year, and (ii) is given the right, exercisable on or before January 1 of each year, to make an irrevocable election to receive an option to purchase shares of Common Stock in lieu of receiving his annual director's fee for that particular year. No director has elected to receive options to purchase shares of Common Stock in lieu of his annual director's fees for either 2000 or 2001.

         As of January 20, 1999, Mr. Gurnitz became an employee of the Company at an annual salary of $75,000. Mr. Gurnitz is not eligible for a bonus. Because Mr. Gurnitz is an employee of the Company, he is not paid directors' fees, and he is no longer eligible to receive options under the Stock Option Plan for Non-Affiliate Directors. In February 1999, the Company granted Mr. Gurnitz an option under its 1993 Stock Option Plan to purchase 50,000 shares of Common Stock at $4.00 per share, which option vests in equal annual increments over a three-year period.

Compensation of Executive Officers
----------------------------------

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers of the Company for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                          ANNUAL COMPENSATION        COMPENSATION
                                                     ---------------------------     ------------
                                                                                       NUMBER OF         ALL OTHER
       NAME AND PRINCIPAL POSITION         YEAR        SALARY            BONUS       STOCK OPTIONS    COMPENSATION(3)
       ---------------------------         ----        ------            -----       -------------    ---------------

John T.  DiLacqua(1).  . . . . . . . . .   2000       $400,000          $412,000            0             $32,255
  Chief Executive Officer                  1999        378,974(2)        176,000      100,000                   0

John C.  Heenan(1).  . . . . . . . . . .   2000        196,500           184,000            0              17,264
  Senior Vice President, Treasurer and     1999        163,692(2)         82,000       15,000                   0
  Chief Financial Officer

John P.  Carroll.  . . . . . . . . . . .   2000        118,750            99,000            0              26,701
  Vice President, Human Resources          1999        110,000            44,000            0              25,306
                                           1998        100,000                 0        2,143              24,500

Richard J.  Fitz.  . . . . . . . . . . .   2000        120,250            65,000            0              10,935
  Controller                               1999        110,517            28,000            0               9,560
                                           1998        104,800                 0          714              10,611

Leon Z. Heller.  . . . . . . . . . . . .   2000        138,500           115,500            0              13,441
  Vice President, General                  1999        130,667            47,200            0              11,383
  Counsel and Secretary                    1998        124,000                 0        2,143              13,640
---------

(1) Neither Mr. DiLacqua nor Mr. Heenan was employed by the Company prior to 1999.

(2) Reflects salary for a partial year. Employment began January 20, 1999 for Mr. DiLacqua, and February 22, 1999 for Mr. Heenan.

(3) In 2000, includes Company contributions to accounts in the Envirosource, Inc. Savings Plan, as follows: Mr. DiLacqua, $5,100; Mr. Heenan, $4,935; Mr. Carroll, $3,563; Mr. Fitz, $3,523; and Mr. Heller, $4,155; Company contributions to accounts in the Envirosource, Inc. Profit Sharing Plan, as follows: Messrs. DiLacqua, Heenan, and Heller, $8,500 each; Company contributions to accounts in the Envirosource, Inc. Supplemental Executive Retirement Plan, as follows: Mr. DiLacqua, $18,655; Mr. Heenan, $3,829; and Mr. Heller, $786; and Company contributions to accounts in the Retirement Plan for Salaried Employees of International Mill Service, Inc., a qualified cash balance plan (the "Cash Balance Plan"), as follows: Mr. Carroll, $8,138; and Mr. Fitz, $7,412. Each year, an amount equal to 5% of a Cash Balance Plan Participant's salary and bonus (excluding any portion of bonus paid in excess of the target bonus under the Company's incentive compensation program) is added to such Participant's cash balance account, and interest is added to such account at a rate that is adjusted on an annual basis and is 6% for the year 2001. Also includes for Mr. Carroll, loan forgiveness in each of 2000, 1999 and 1998 of $15,000 with respect to a relocation loan extended to him by the Company in 1995.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
-----------------

         There were no Options/SAR grants to the named executive officers in 2000.

Aggregated  Option/SAR  Exercises  in  Last  Fiscal  Year  and  Fiscal  Year-End
--------------------------------------------------------------------------------
Option/SAR Values
-----------------

         The following table sets forth the number and value at December 31, 2000 of all exercisable and unexercisable options held by the Chief Executive Officer and the other four most highly compensated executive officers of the Company under the Company's Incentive Stock Option Plan, 1993 Stock Option Plan and 1999 Stock Option Plan. In 2000, none of the named executive officers exercised any options, and none held any unexercised in-the-money options as of December 31, 2000.



                                                                   NUMBER OF
                                                                    SHARES
                                                                  UNDERLYING
                                                                  UNEXERCISED
                                                                OPTIONS/SARS AT
                                                                  FY-END (#)
                                                                  ----------
                                                                 EXERCISABLE/
      NAME                                                       UNEXERCISABLE
      ----                                                       -------------
John T. DiLacqua    .  . . . . . . . . . . . . . . . . . .       33,333/66,667
John P. Carroll   .  . . . . . . . . . . . . . . . . . . .           2,286/714
Richard J. Fitz    .  .  . . . . . . . . . . . . . . . . .           2,190/238
Leon Z. Heller    .  . . . . . . . . . . . . . . . . . . .         4,144/1,000
John C. Heenan    .  . . . . . . . . . . . . . . . . . . .        5,000/10,000

Employment Agreements
---------------------

         The Company entered into an employment agreement with Mr. DiLacqua dated January 20, 1999 that provides that Mr. DiLacqua will serve as President and Chief Executive Officer of the Company for an initial term of three years, subject to renewal for successive three-year terms by mutual agreement of the parties. The agreement provides for a base annual salary to Mr. DiLacqua of $400,000 and an annual incentive bonus based on the achievement of certain performance targets set by the Compensation Committee. Mr. DiLacqua's target bonus is 50% of his base salary. The agreement guaranteed Mr. DiLacqua an annual bonus for 1999 of at least $100,000, but it does not guarantee any bonus thereafter. (See "Summary Compensation Table" and "Compensation Committee Report on Executive Compensation - Incentive Compensation.") The agreement also provided Mr. DiLacqua with an option to purchase 100,000 shares of Common Stock. In the event the Company terminates the agreement without cause, the Company is obligated to pay Mr. DiLacqua a severance payment equal to one year's salary plus the amount of his target bonus for the year in which the termination occurs. Mr. DiLacqua is also entitled to receive this amount if he terminates the agreement following a change in control of the Company if he is not offered a similar position with similar responsibilities and equal or greater compensation, or if he is asked to relocate more than 50 miles following such change in control. If the Company does not renew the agreement at the end of the initial three-year term, it will be obligated to pay Mr. DiLacqua a severance payment equal to one year's salary.

         The Company entered into employment agreements dated January 3, 2000 with each of Mr. Carroll, Mr. Heenan and Mr. Heller. The agreements provide for an initial term of three years and are subject to renewal for successive three-year terms by mutual agreement of the parties. The agreements provide that base annual salary for each successive year shall not be less than the prior year's base salary and also provide for an annual incentive bonus based on the achievement of certain performance targets set by the Compensation Committee. The target bonus is to be set each year by the Compensation Committee; for 2001, the target bonus is 40% of base salary for Mr. Carroll and Mr. Heller, and 45% for Mr. Heenan. The agreements do not guarantee any bonus. In the event the Company terminates an agreement without cause, the Company is obligated to pay the employee severance pay equal to one year's salary plus the amount of his target bonus for the year in which the termination occurs. The employee is also entitled to receive this amount if he terminates the agreement following a change in control of the Company if he is not offered a similar position with similar responsibilities and equal or greater compensation, if he is asked to relocate more than 35 miles following such change in control, or if the acquiring company does not assume the agreement. If the Company does not renew the agreement at the end of the initial three-year term, it will be obligated to pay the employee severance pay equal to one year's salary.

         The Company entered into an agreement dated February 8, 2000 with Mr. Fitz that provides that, in the event the Company terminates the employment of Mr. Fitz without just cause, the Company is obligated to pay him severance pay equal to one year's salary.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

         The Compensation Committee of the Board of Directors is composed of two independent directors and two directors who are general partners of FS&Co. The Compensation Committee has responsibility for administering the policies that govern employee compensation programs and executive compensation, and for reviewing and making recommendations concerning the Company's employee benefit plans, executive compensation and such other matters as are referred to it by the Board of Directors. The Compensation Committee has furnished the following report on executive compensation:

         The Compensation Committee believes it is important to align the financial interests of the Company's senior managers, including the Chief Executive Officer, with those of its stockholders. In furtherance of this objective, the Company relies to a significant degree on annual incentive compensation in addition to base compensation.

         BASE COMPENSATION. The Company attempts to offer new executive officers base compensation competitive with companies of comparable size, complexity and geographic location. Annual increases in base compensation have generally been intended to approximate competitive wage escalation including, where appropriate, adjustments based on merit. The Compensation Committee has not historically reviewed initial decisions regarding base compensation for new executive officers (other than the Chief Executive Officer), but the Compensation Committee does approve increases for executive officers.

         INCENTIVE COMPENSATION. The remainder of executive compensation is tied to corporate performance. The Company relies on annual incentive compensation to provide incentives to executives to meet the Company's business, financial and strategic objectives, and to reward and retain executives who perform in furtherance of those objectives.

         The Company's incentive compensation program for executive officers is based on a combination of financial and non-financial goals. The annual incentive compensation "pool" is the sum of the target bonuses of each of the program's participants. This pool may be increased or decreased, depending on the extent to which the Company meets specified financial targets, typically expressed in relation to operating income. For 2000 and 2001 the target bonus was set at 50% of base compensation for the Company's Chief Executive Officer and 25% - 45% of base compensation for the Company's other executive officers. The extent to which an individual executive officer participates in bonuses, if any, from the pool depends on that individual's achievement of objectives negotiated annually between that individual and his supervisor and that individual's overall performance. Objectives involve projects or programs within each executive officer's area of responsibility. Early each year the Compensation Committee reviews management's proposed incentive compensation program financial targets, and the objectives of each of the Company's executive officers, for that fiscal year, as well as proposed awards, if any, in respect of the preceding fiscal year.

         The bonuses awarded to executive officers for 2000 reflected in the Summary Compensation Table were based on the Company's achievement of operating income targets and each executive officer's overall performance and individual achievements of his objectives.

         COMPENSATION OF CHIEF EXECUTIVE OFFICER. The compensation of the Chief Executive Officer is intended to reflect a combination of performance indicators, industry conditions and the difficulty and complexity of managing the Company. The base salary of Mr. DiLacqua, the Company's Chief Executive Officer, is fixed under his employment agreement with the Company. The bonus awarded to Mr. DiLacqua for 2000 under the Company's incentive compensation program was based upon the Company's financial performance, Mr. Dilacqua's achievement of his objectives, and his overall performance.

                                         Compensation and Stock Option Committee

                                         WALLACE B. ASKINS
                                         RAYMOND R CALDIERO
                                         JOHN M. ROTH
                                         J. FREDERICK SIMMONS

Performance Graph
-----------------

         Set forth below is a line-graph presentation comparing the cumulative total return on the Company's Common Stock, on an indexed basis, against the cumulative total returns of the Russell 2000 Index, the Dow Jones Industrial-Diversified Index and the S & P Iron & Steel Index assuming $100 was invested on December 31, 1995. As of December 31, 2000, the Company changed its published industry index to the S&P Iron & Steel Index ("new published industry index") from the Dow Jones Industrial Diversified Index. Given the focus of the Company's business in the Iron & Steel services industry, the new published industry index is a more relevant comparison of the Company's stock performance.



                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                AMONG ENVIROSOURCE, INC. THE RUSSELL 2000 INDEX,
                   THE DOW JONES INDUSTRIAL DIVERSIFIED INDEX
                        AND THE S & P IRON & STEEL INDEX

                        12/95    12/96      12/97     12/98     12/99      12/00
                        -----    -----      -----     -----     -----      -----
Envirosource, Inc.       100     89.58     100.00     24.40      3.67        .38
Russell 2000             100    116.49     142.55    138.92    168.45     163.36
Dow Jones Industrial
  Diversified            100    135.33     191.77    246.64    334.13     336.54
S & P Iron & Steel       100     89.28      90.83     78.73     86.61      49.37

* $100 INVESTED ON 12/31/95 IN STOCK OR INDEX-
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING DECEMBER 31.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The Company's records and other information obtained by the Company from outside sources indicate that, as of April 1, 2001, the following persons were the beneficial owners of more than 5% of the outstanding shares of the Common Stock of the Company.

                                                     NUMBER OF
                                                       SHARES
  NAME AND ADDRESS                                  BENEFICIALLY       PERCENT
OF BENEFICIAL OWNER(1)                                 OWNED           OF CLASS
----------------------                                 -----           --------

FS Equity Partners II, L.P.
  c/o Freeman Spogli & Co.(2)  .  . . . . . . . .    2,741,013           47.1%
  11100 Santa Monica Blvd.
  Suite 1900
  Los Angeles, CA 90025

Gabelli Funds, Inc.(3)    .  .  . . . . . . . . .      957,848           16.5%
  One Corporate Center
  Rye, NY 10580-1434

The IBM Retirement Plan Trust Fund     .  . . . .      382,618            6.6%
 262 Harbor Place
 Stamford, CT 06904-2399
-----------------

(1) To the best of the Company's knowledge, except as otherwise indicated herein, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) FS&Co., as general partner of FS Equity Partners II, L.P. ("FSEP"), has the sole power to vote and dispose of such shares. Messrs. Roth, Simmons and Spogli, each of whom is a director of the Company, and Bradford M. Freeman and William M. Wardlaw are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the shares of the Company's Common Stock indicated as beneficially owned by FSEP.

(3)  Gabelli Funds, Inc. and its Chairman,  CEO and majority stockholder,  Mario
     J. Gabelli, Jr., may be deemed to have beneficial ownership of these shares. The shares are held with sole voting and investment power by Gabelli Funds, Inc. or its affiliates, except for 135,000 shares as to which the voting power is contingent.

Security Ownership of Management
--------------------------------

         As of April 1, 2001, the following directors, executive officers and all directors and officers as a group, were the beneficial owners of shares of Common Stock of the Company as follows:

                                                                                      COMMON STOCK
                                                                                BENEFICIALLY OWNED AS OF
                                                                                    APRIL 1, 2001(1)
                                                                            ----------------------------------
                                                                              NUMBER OF             PERCENT
                      NAME AND POSITION WITH COMPANY                            SHARES              OF CLASS
                      ------------------------------                            ------              --------
Class A Directors
      John T. DiLacqua, President and Chief Executive Officer . . . .            66,666(3)            1.1%
      Jeffrey G. Miller.  . . . . . . . . . . . . . . . . . . . . . .             7,141(2)             *
      Jon D.  Ralph.  . . . . . . . . . . . . . . . . . . . . . . . .               ---               ---

Class B Directors
      Wallace  B.  Askins . . . . . . . . . . . . . . . . . . . . . .            22,288(2)             *
      John M.  Roth . . . . . . . . . . . . . . . . . . . . . . . . .         2,741,013(4)           47.1%
      J. Frederick  Simmons.  . . . . . . . . . . . . . . . . . . . .         2,741,013(4)           47.1%

Class C Directors
      Raymond P. Caldiero.  . . . . . . . . . . . . . . . . . . . . .             7,141(2)             *
      Robert N. Gurnitz,  Chairman of the Board . . . . . . . . . . .            39,173(2)             *
      Ronald P.  Spogli . . . . . . . . . . . . . . . . . . . . . . .         2,741,013(4)           47.1%

Other Most Highly Compensated Executive Officers
      John P.  Carroll  . . . . . . . . . . . . . . . . . . . . . . .             9,942(3)             *
      Richard  J.  Fitz . . . . . . . . . . . . . . . . . . . . . . .            17,693(3)             *
      John C. Heenan  .  .  . . . . . . . . . . . . . . . . . . . . .            10,000(3)             *
      Leon Z.  Heller . . . . . . . . . . . . . . . . . . . . . . . .            10,446(3)             *
All directors and officers as a group (14 persons) . . . . . . .              2,976,320(5)           49.7%
-------------------

* Less than 1%

(1) Unless otherwise disclosed, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes shares for which options under the Envirosource Stock Option Plan for Non-Affiliate Directors or otherwise are exercisable by directors within 60 days, as follows: Mr. Askins, 22,288 shares; Mr. Caldiero, 7,141 shares; Mr. Gurnitz, 39,173 shares; and Mr. Miller, 7,141 shares.

(3) Includes (i) shares for which options under the Envirosource Incentive Stock Option Plan, Envirosource 1993 Stock Option Plan and Envirosource 1999 Stock Option Plan are exercisable by executive officers within 60 days, as follows: Mr. DiLacqua, 66,666 shares; Mr. Carroll, 3,000 shares; Mr. Fitz, 2,428 shares; Mr. Heenan, 10,000 shares; and Mr. Heller, 4,429 shares; and (ii) shares held through the Envirosource, Inc. Savings Plan and Envirosource, Inc. Profit Sharing Plan as of December 31, 2000, as follows: Mr. Carroll, 6,914 shares; Mr. Fitz, 15,265; and Mr. Heller, 5,803 shares.

(4) All shares shown as beneficially owned are held by FSEP. As general partner of FSEP, FS&Co. has the sole power to vote and dispose of such shares. Messrs. Roth, Simmons and Spogli, each of whom is a director of the Company, are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the shares of the Company's Common Stock held by FSEP.

(5) Includes (i) 172,900 shares for which options under the Envirosource Incentive Stock Option Plan, Envirosource 1993 Stock Option Plan, Envirosource 1999 Stock Option Plan, Envirosource Stock Option Plan for Non-Affiliate Directors or otherwise are exercisable within 60 days; and
     (ii) 62,165 shares held through the Envirosource, Inc. Savings Plan or the Envirosource, Inc. Profit Sharing Plan as of December 31, 2000.

ITEM 13. Certain Relationships and Related Transactions.

Management Agreement
--------------------

         FS&Co. provides advice and assistance to the Company regarding corporate and financial planning and the development of business strategies. The Company does not pay FS&Co. a fee for such services but has agreed to reimburse FS&Co. for all expenses incurred in connection with such advice and assistance.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The members of the Company's Compensation Committee are Messrs. Askins, Caldiero, Roth and Simmons. Mr. Askins was an executive officer of the Company's predecessor, White Motor Corporation, from December 1976 until June 1984.



                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 2001
                                       ENVIROSOURCE, INC.



                                       By: /s/ JOHN C. HEENAN
                                           ------------------
                                           John C. Heenan
                                           Senior Vice President, Treasurer, and
                                           Chief Financial Officer