Form 10-Q
period 2001-03-31
ENVIROSOURCE INC
filed 2001-05-10
CIK 106752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- ----

The number of shares outstanding of the Registrant's Common Stock as of the close of business on May 1, 2001 was 5,813,394.

                         PART I. - FINANCIAL INFORMATION

ITEM 1.      Financial Statements
             --------------------

                               ENVIROSOURCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                    March 31,          December 31,
                                                                                       2001                  2000
                                                                                 -----------------     -----------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $         1,507       $         4,042
  Accounts receivable, less allowance for doubtful accounts                                24,943                25,786
  Other current assets                                                                      4,668                 5,467
                                                                                 -----------------     -----------------
      Total current assets                                                                 31,118                35,295

Property, plant and equipment, at cost                                                    252,791               278,191
  Less accumulated depreciation                                                          (141,635)             (164,951)
                                                                                 -----------------     -----------------
                                                                                          111,156               113,240

Goodwill, less accumulated amortization                                                    99,247               103,281
Other assets                                                                                7,981                11,655
                                                                                 -----------------     -----------------
                                                                                  $       249,502               263,471
                                                                                 =================     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                $         9,302       $        12,124
  Accrued interest                                                                          7,738                 1,275
  Salaries, wages and related benefits                                                      6,883                 9,402
  Insurance obligations (excluding IU International)                                        2,440                 2,224
  IU International acquisition obligations (including insurance)                            4,268                 5,791
  Other current liabilities                                                                 5,107                 5,031
  Current portion of debt                                                                   2,068                 1,201
                                                                                 -----------------     -----------------
      Total current liabilities                                                            37,806                37,048

Long-term debt                                                                            291,553               289,621

Other long-term liabilities                                                                17,238                29,967

Stockholders' deficit:
  Common stock                                                                                291                   291
  Capital in excess of par value                                                          175,969               175,969
  Accumulated deficit                                                                    (271,672)             (267,995)
  Accumulated other comprehensive losses                                                   (1,683)               (1,430)
                                                                                 -----------------     -----------------
      Total stockholders' deficit                                                         (97,095)              (93,165)
                                                                                 -----------------     -----------------
                                                                                  $       249,502       $       263,471
                                                                                 =================     =================

                             See accompanying notes.

                               ENVIROSOURCE, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                                                            Three Months Ended
                                                                                March 31,
                                                                     ---------------------------------
                                                                         2001               2000
                                                                     --------------     --------------

Revenues                                                              $     42,739       $     50,483
                                                                     --------------     --------------
Expenses:
  Cost of revenues                                                          30,728             36,564
  Selling, general and administrative                                        3,870              3,518
  Depreciation and amortization
    (less interest amortization)                                             6,853              7,075
                                                                     --------------     --------------
    Total expenses                                                          41,451             47,157
                                                                     --------------     --------------

                                                                             1,288              3,326

Gain on sale of a subsidiary                                                 2,261                  -
Interest income                                                                290                206
                                                                     --------------     --------------
Income before interest and tax expense                                       3,839              3,532

Interest expense                                                            (7,306)            (7,358)
                                                                     --------------     --------------

Loss before income taxes                                                    (3,467)            (3,826)

Income tax expense                                                            (210)              (243)
                                                                     --------------     --------------

Net loss                                                              $     (3,677)      $     (4,069)
                                                                     ==============     ==============

Basic and diluted net loss per share                                  $      (0.63)      $      (0.70)
                                                                     ==============     ==============

Weighted average shares                                                      5,813              5,813
                                                                     ==============     ==============

                             See accompanying notes.

                               ENVIROSOURCE, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                          ---------------------------------------
                                                                                2001                  2000
                                                                          -----------------     -----------------

OPERATING ACTIVITIES:
  Net loss                                                                 $        (3,677)      $        (4,069)
  Adjustments to reconcile net loss
     to cash provided by operating activities:
     Gain on sale of a subsidiary                                                   (2,261)                    -
     Depreciation                                                                    5,565                 5,741
     Amortization                                                                    1,752                 1,773
     Non-cash provision for doubtful accounts                                          304                     -
     Changes in operating working capital and other, net                             1,483                (1,092)
                                                                          -----------------     -----------------
         Cash provided by operating activities                                       3,166                 2,353
                                                                          -----------------     -----------------

INVESTING ACTIVITIES:
  Additions to plant and equipment, gross                                          (12,847)               (8,112)
  Less amounts financed by capital leases                                            6,644                     -
                                                                          -----------------     -----------------
    Net additions to plant and equipment                                            (6,203)               (8,112)
  Proceeds from dispositions of assets                                                  12                   438
  Closure trust fund recovery, net                                                       -                15,149
  Cash flows related to IU subsidiaries' asbestos claims, net                       (2,419)               (1,545)
  Cash flows related to IU International acquisition, net                           (1,832)                 (307)
  Other, net                                                                            53                  (262)
                                                                          -----------------     -----------------
         Cash provided by (used for) investing activities                          (10,389)                5,361
                                                                          -----------------     -----------------

         Cash provided (used) before financing activities                           (7,223)                7,714
                                                                          -----------------     -----------------

FINANCING ACTIVITIES:
  Revolving credit facility:
    Borrowings                                                                      23,118                 7,394
    Repayments                                                                     (18,424)              (13,379)
                                                                          -----------------     -----------------
                                                                                     4,694                (5,985)
  Issuance of other long-term debt                                                     390                     -
  Other debt repayment                                                                (396)                 (154)
                                                                          -----------------     -----------------
         Cash provided by (used for) financing activities                            4,688                (6,139)
                                                                          -----------------     -----------------

CASH AND CASH EQUIVALENTS:
         Increase (decrease) during the period                                      (2,535)                1,575
         Beginning of year                                                           4,042                 2,125
                                                                          -----------------     -----------------
         End of period                                                     $         1,507       $         3,700
                                                                          =================     =================


                                            See accompanying notes.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Certain amounts reported in prior periods have been reclassified for comparative purposes. Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Quarterly financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

NOTE 2 - DIVESTITURE

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

As part of the transaction, the purchaser provided a guaranty for ESII's outstanding debt, which consisted of $8.5 million of industrial revenue bonds due November 1, 2002 (see Note 3 below), and it provided financial assurance for the obligations for closure and long-term monitoring of the Idaho landfill site. The holders of the industrial revenue bonds and the appropriate regulatory authorities agreed to accept the purchaser's guaranty and financial assurance to replace those that had previously been provided by Envirosource. Until February 2000, ESII had provided the financial assurances with trust funds of $15 million; at that time a surety bond was substituted and the cash, netting $12.6 million, was returned to the Company.

NOTE 3.  LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

                                         March 31,               December 31,
                                           2001                     2000
                                      -------------------    -------------------

9 3/4% Senior Notes due 2003           $         270,000      $         270,000
Revolving credit facility                          8,281                  3,587
Industrial revenue bond due 2002                      --                  8,500
Capital equipment leases and other                15,340                  8,735
                                      -------------------    -------------------
                                                 293,621                290,822
Less current maturities                           (2,068)                (1,201)
                                      -------------------    -------------------
Long-term debt                         $         291,553      $         289,621
                                      ===================    ===================

As noted above, the ESII divestiture eliminated the need to repay the $8.5 million of industrial revenue bonds. Also during the 2001 first quarter, the Company entered into capital equipment leases totaling $6.6 million.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 4 - COMPREHENSIVE LOSS

The following table presents total comprehensive losses for the three-month periods ended March 31, 2001 and 2000 (dollars in thousands):

                                                  Three Months Ended
                                                       March 31,
                                           -------------------------------------
                                                 2001                 2000
                                           -----------------    ----------------

 Net loss                                   $        (3,677)     $       (4,069)
 Canadian currency translation adjustment              (253)                (17)
                                           -----------------    ----------------
 Comprehensive loss                         $        (3,930)     $       (4,086)
                                           =================    ================

NOTE 5 - SEGMENT DISCLOSURE

Operating information for the Company's reportable segments for the three-month periods ended March 31, 2001 and 2000 can be found in the table on page 9 of this Report. At March 31, 2001, there was no significant change in the basis of segmentation or in the measurement of segment operating results. Identifiable assets of the Company's Technologies business were $11.6 million at March 31, 2001, compared with $30.2 million at December 31, 2000. The decrease was primarily due to the divestiture of ESII, as discussed previously in Note 2. There were no significant changes in identifiable assets in the Company's other reportable segments between December 31, 2000 and March 31, 2001.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company is a party to litigation and proceedings arising in the normal course of its present or former businesses. The Company has recorded obligations primarily pertaining to personal injury claims for certain asbestos-related products distributed during the 1960s and 1970s by two Pennsylvania-based subsidiaries of IU International ("IU"), which the Company acquired in 1988. These subsidiaries are no longer operating entities. The two subsidiaries are participants in the Center for Claims Resolution ("CCR"), a group of companies who have had asbestos-related claims asserted against them. The CCR acts as a central administrative entity to attempt cost-effective claims handling, reduce litigation costs, and, until 2001, effect broad-based claim settlements.

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company's outlook on the North American steel industry for 2001, and the related effect on the Company's businesses, indicates a significant challenge to obtain sufficient capital resources to meet all of its objectives for the upcoming year. Current projections indicate operating cash flow for 2001 will likely decrease from the $21.4 million realized in 2000. Several of the Company's customers declared bankruptcy in late 2000 and early 2001; additional filings are certainly possible as the North American steel industry continues to suffer from excess capacity, weak steel prices, high energy costs, and high levels of foreign imported steel. The Company's IMS business requires continuing investment in heavy capital equipment to service its customers. The Company's $270 million of outstanding Senior Notes, which were trading at about 20% of face value at March 31, 2001, require semiannual interest payments of $13.1 million in June and December.

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

                               ENVIROSOURCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

At March 31, 2001, the Company is committed to spend approximately $8.2 million for additions to capital equipment. This commitment may be partly funded by leases, which the Company has not currently obtained. The Company has also provided $7.9 million of insurance and lease-related standby letters of credit, which reduce the amount available to the Company under its $40 million revolving credit facility.

                               ENVIROSOURCE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and  Results
        ------------------------------------------------------------------------
        of Operations.
        --------------


RESULTS OF OPERATIONS

                                          Three Months Ended                              2001
                                             March 31,                             Increase (decrease)
                                ----------------------------------------       -----------------------------
                                       2001                  2000                 Amount             %
                                ------------------    ------------------       -------------   -------------
                                                          (Dollars in thousands)
REVENUES
     IMS                                  $36,609               $42,032           $ (5,423)       (12.9%)
     Technologies                           6,130                 8,451             (2,321)       (27.5%)
                                ------------------    ------------------      -------------
                                          $42,739               $50,483           $ (7,744)       (15.3%)
                                ==================    ==================      =============

GROSS PROFIT
     IMS                                  $ 5,246               $ 7,745           $ (2,499)
     Technologies                           1,251                   575                676
                                ------------------    ------------------      -------------
                                          $ 6,497               $ 8,320           $ (1,823)       (21.9%)
                                ==================    ==================      =============

OPERATING INCOME (LOSS)
     IMS                                  $ 1,277               $ 4,197           $ (2,920)
     Technologies                             401                  (461)               862
     Corporate headquarters                  (390)                 (410)                20
                                ------------------    ------------------      -------------
                                          $ 1,288               $ 3,326           $ (2,038)       (61.3%)
                                ==================    ==================      =============


     Consolidated revenues in the first quarter of 2001 decreased 15.3% compared with the same quarter of 2000. The decrease was due in part to lower revenues of the Company's IMS business, as steel production levels by IMS customers during the 2001 first quarter decreased significantly from the first quarter of 2000. In addition, the Company's Technologies business reported decreased revenues after the sale of its waste landfill subsidiary in Idaho was completed as of February 1, 2001.

     Consolidated gross profit for the first quarter of 2001 decreased 21.9%, primarily due to the decrease in revenues. The profit effects of the revenues decrease were offset somewhat by operating improvements at Technologies' waste landfill site in Ohio.

     Selling, general and administrative expenses for the 2001 first quarter increased 10% from the same quarter of 2000. The increase was primarily due to expenses recorded to reserve for an IMS customer who declared bankruptcy this year.

                               ENVIROSOURCE, INC.

     Interest expense for the 2001 first quarter was essentially unchanged from the same quarter of 2000.

     Included in the Company's results for the 2001 first quarter was a $2.3 million pretax gain on the sale of Technologies' waste landfill subsidiary in Idaho. The Company recorded a 2001 first quarter net loss of $3.7 million, compared with the first quarter 2000 net loss of $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements are primarily for the funding of capital expenditures, working capital needs and debt service obligations. At March 31, 2001, the Company had negative working capital totaling $6.7 million, a decrease of $4.9 million from December 31, 2000. Cash generated from operations of $3.2 million was used primarily to fund investing activities.

     Investing activities in the 2001 first quarter included $6.2 million of capital expenditures, which were net of $6.6 million of capital lease financing. Capital expenditures during the first quarter of 2000 were $8.1 million. The Company's investment in a facility at a "greenfield" steel mill of an existing IMS customer, which began a year ago, neared completion during the first quarter. As a result, the Company expects capital expenditures in 2001 to be lower than 2000. At March 31, 2001, the Company is committed to equipment additions totaling approximately $8.2 million, most of which the Company expects to spend this year. This commitment may be partly funded by leases, which the Company has not yet obtained.

     Financing activities in the first quarter of 2001 included net borrowings against the Company's revolving credit facility of $4.7 million, compared with net repayments of $6 million during the same quarter of 2000. At March 31, 2001, after reflecting $8.3 million of outstanding borrowings, $7.9 million of commitments for standby letters of credit, and minimum availability requirements and other limitations totaling $10.4 million, $13.4 million of the facility was unused and available. The facility contains various covenants, which among other things, require the Company to meet certain performance ratios. At March 31, 2001 the Company was in compliance with all such covenants of the agreement.

                               ENVIROSOURCE, INC.

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

     The current strain on the Company's capital resources could require the Company to seek easing of restrictions on its revolving credit facility or reductions in capital investment, with subsequently higher operating costs for equipment maintenance and repairs. Management plans to continue maximizing the use of its operating cash flow to meet its investment and financing objectives. Management also plans to pursue various alternatives to effectively deal with the Senior Notes, which mature in June 2003, however there can be no assurance that any additional financing or refinancing, nor any debt re-capitalization will be possible.

FORWARD-LOOKING STATEMENTS (SAFE HARBOR STATEMENT)
--------------------------------------------------

     Certain matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995. Although the Company believes that its forward-looking statements are based on expectations and assumptions that are reasonable, forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted. Various uncertainties exist with respect to the Company's operations and business environment, and their outcomes are dependent on various important risk factors. The Company cautions users of this report that numerous important risk factors discussed below, among others, may have caused prior actual results, and could cause future results, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Among the factors or uncertainties that could cause actual results to differ from forward-looking statements are:

o Dependence on steel mill production; economic conditions - The Company's revenues are impacted by the level of steel production at its customers' sites in North America. In addition to commercial factors such as the demand for steel, steel prices, and foreign imports, other factors such as weather, energy availability and prices, labor issues or mill outages can or could affect production levels of the Company's customers.

                               ENVIROSOURCE, INC.

o Dependence on key customers; competition - The Company derives significant revenue from a single customer. The loss of any key customer as a result of termination or non-renewal of its contracts could have a material adverse effect on the Company's revenue and operating income. Both the IMS and Technologies operating segments face significant competition in their respective industries. Heightened competition in recent years resulted in the loss of two large steel mill contracts for IMS. The Company's Technologies business experienced significant price reductions for waste processing during the 1990s due to competitive pressures. There can be no assurance that the Company will not continue to experience negative effects from increased competition, with possible future effects of reduced revenue, gross margins, and operating income.

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

o Financial leverage and debt service - The Company has $270 million of publicly held debt due in June 2003, which was trading at about 20% of face value at March 31, 2001. The Company also currently has a negative net worth, resulting from losses. However, the Company has, through its positive operating cash flow, continued to service its outstanding debt and other obligations, and is currently in compliance with all of its requirements under its bank credit facility. The ability of the Company to meet its debt obligations in the future will be dependent on its future performance, which is subject to, among other things, the various factors discussed above, and also the Company's ability to implement a solution to effectively deal with its Senior Notes. There can be no assurance that any additional financing or refinancing, nor any debt re-capitalization will be possible.

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

4.9 Amendment Number 1 to Loan and Security Agreement, dated as of December 12, 2000, the lenders parties thereto, Bank of America, N.A., as Agent, International Mill Service, Inc. and IMS Alabama, Inc. (incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-1363)).

10.1 Restated Incentive Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit A to the Company's Registration Statement on Form S-8, filed January 17, 1989 (File No. 33-26633)).

                               ENVIROSOURCE, INC.

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

                               ENVIROSOURCE, INC.

10.11 Employment Agreement, dated as of January 3, 2000, between the Company and John P. Carroll (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.12 Employment Agreement, dated as of January 3, 2000, between the Company and John C. Heenan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.13 Employment Agreement, dated as of January 3, 2000, between the Company and Leon Z. Heller (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-1363)).

10.14 Promissory Note of John P. Carroll, dated August 1, 1995, as amended, payable to International Mill Service, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-1363)).

10.15* Letter Agreement, dated February 8, 2000, between the Company and Richard J. Fitz.

         (b)      Reports on Form 8-K.
                  -------------------

         During the quarter ended March 31, 2001, the Company filed no current reports on Form 8-K.

* Filed herewith.

                               ENVIROSOURCE, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2001


                               ENVIROSOURCE, INC.


                                      By:   /s/ JOHN C. HEENAN
                                            ------------------
                                            John C. Heenan
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer

                               ENVIROSOURCE, INC.

                                  EXHIBIT INDEX


Number                         Description                              Page
------                         -----------                              ----
10.15       Letter Agreement, dated February 8, 2000, between          EXHIBIT 1
            the Company and Richard J. Fitz.